Form 10-K
period 2008-12-31
GLOBAL DYNAMICS CORP
filed 2009-02-25
CIK 1450074

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number: 333-156154

GLOBAL DYNAMICS, CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0593668
(State of incorporation)	(I.R.S. Employer Identification No.)

c/o Margalit Yosef
43 Hakablan Street
Jerusalem, Israel 93874
 (Address of principal executive offices)

972-(2)6515089
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

The number of shares of the issuer’s common stock issued and outstanding as of February 25, 2009 was 3,000,000 shares.

Documents Incorporated By Reference:  None

TABLE OF CONTENTS

Page
PART I
Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A	Quantitative and Qualitative Disclosures About Market Risk.
Item 8	Financial Statements.
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A(T)	Controls and Procedures
Item 9B	Other Information

PART III
Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accountant Fees and Services

PART IV
Item 15	Exhibits, Financial Statement Schedules
SIGNATURES

PART I

Item 1.                 Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Global Dynamics Corp., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements.  For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters.  You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,”  “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”.  We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

We were incorporated in Delaware on September 2, 2008 and are a development stage company. On September 23, 2008, we entered into an exclusive worldwide patent sale agreement (the "Patent Transfer and Sale Agreement ") with Appelfeld Zer Fisher, in relation to a patented technology (Patent Number: 6,382,057) for a right-angle wrench socket wrench adaptor. The technology presents the design and development of an adapter for adapting a right-angle wrench, such as an Allen wrench, to a socket wrench or ratchet handle in exchange for a commitment to pay Appelfeld Zer Fisher US $26,000 (Twenty five thousand, nine hundred and twenty United States Dollars), according to the condition specified in the Patent Transfer and Sale Agreement related to the Patent Number: 6,382,057.

Our invention relates to tool adapters, and in particular to adapters for adapting right-angle wrenches for use with socket sets, such as the standard rectangular drive end of a ratchet handle. One advantage of the present invention is that the adapter is a durable device that is easy to assemble. We do not yet have a fully operational working valid prototype, but intend to create one. Once the working prototype has been developed, we will then work to develop and manufacture the Product or license the manufacturing and related marketing and selling rights to a third party.

Our principal offices are located at 43 Hakablan Street, Jerusalem , Israel. Our telephone number is972 (2) 6515089. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. All references to "we," "us," "our," or similar terms used in this prospectus refer to Global Dynamics Corporation. Our fiscal year end is December 31.

Our auditors have issued an audit opinion which includes a statement describing our going concern status. Our financial status creates substantial doubt whether we will continue as a going concern. Investors should note, we have not generated any revenues to date, we do not yet have any products available for sale, and we do not have a fully operational valid working prototype of our proposed product.

Our Business
The present invention generally relates to tool adapters, and in particular to adapters for adapting right angle wrenches for use with socket sets, such as the standard rectangular drive end of a ratchet handle. There are a multitude of applications where devices are tightened or loosened using hexagonal socket keys, or right angle wrenches, sometimes referred to as Allen wrenches. The Allen wrench is typically an extended piece of metal with an hexagonal cross section along its entire length. The wrench typically has the shape of an `L` and both ends of the piece may be used for tightening or loosening bolts or other items which have hexagonal recesses in their heads corresponding to the cross-sectional size of the specific Allen wrench.

When using the Allen wrench for tightening a bolt where only a moderate amount of torque is necessary, a person can simply tighten the bolt while holding the Allen wrench in one hand. To get the maximum torque while tightening a bolt, the user typically holds on to the longer `L` section of the Allen wrench and uses the end of the shorter `L` section to engage the bolt head. When the bolt is located in crowded or narrow space, it can be necessary to hold on to the shorter portion of the Allen wrench while tightening the bolt, which typically results in tightening the bolt with less torque. In many mechanical applications, bolts must be tightened with a higher amount of torque than can be exerted by hand tightening without the use of additional tools. Accordingly, removing bolts tightened with tools requires tools to loosen as well.

The present invention is an adapter that accepts a standard right-angle wrench, such as an Allen wrench, that can be used with a socket wrench or ratchet handle. One aspect of the invention, an adapter for adapting right-angle wrenches to socket wrenches, comprises an upper adapter housing, a lower adapter housing which receives the upper adapter housing, and an insert portion insert able in the lower adapter housing. The upper adapter housing has a rectangular recessed socket opening at a top end adapted for receiving the drive portion of a socket wrench and a lower externally threaded portion toward a bottom end.

The present invention is an adapter for accepting a standard right-angle wrench, such as an Allen wrench, which can be used with a socket wrench or ratchet handle. Therefore, the present invention successfully addresses the shortcomings of the presently known configurations by providing an adapter that changes the right-angle wrench to a wrench with the torque produced by a socket wrench. This durable, easy to assemble, and easy to disassemble after use adapter solves the problems in a way that other adapter do not.

The Company intends to develop a fully operational valid working prototype, which can then be used to develop and manufacture the actual product.

Third-Party Manufacturers

We will rely on third parties to develop a prototype and to work with us to manufacture the product. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our device as planned. In addition, we may not be able to contract with third parties to manufacture our device in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our adapters.

Intellectual Property

On September 23, 2008, we signed a Patent Transfer and Sale Agreement with Appelfeld Zer Fisher, the original owners of the technology, licensing all rights, title and interest in, the adapter for adapting right-angle wrenches to socket wrenches device.

Competition

There are several companies in the right-angle wrench adaption field, including major international manufacturers. We are not, however, aware of any other company that has developed, manufactured, and/or marketed a device of a similar nature that incorporates a design in which an Allen-style wrench can be adapted to a socket or ratchet style wrench.

A number of devices for holding an Allen wrench while tightening or loosening bolts are known. Some fasten the Allen wrench at the lower end of the, shaft which has a T-bar handle at its upper end, whereby the user can tighten or loosen bolts with an increased amount of torque. Other devices use a locking screw by which the Allen wrench is secured to the adapter. The locking screw may be actuated with a screw-driver or with one's fingers. Other devices fasten the Allen wrench in a chuck at the lower end of the device.

The present invention is an adapter for accepting a standard right-angle wrench, such as an Allen wrench, which can be used with a socket wrench or ratchet handle. One aspect of the invention, an adapter for adapting right-angle wrenches to socket wrenches, comprises an upper adapter housing, a lower adapter housing which receives the upper adapter housing, and an insert portion insertable in the lower adapter housing. The upper adapter housing has a rectangular recessed socket opening at a top end adapted for receiving the drive portion of a socket wrench and a lower externally threaded portion toward a bottom end.

The lower externally threaded portion defines a transverse channel with an angular taper for accommodating handle portions of the wrenches. The lower adapter housing has an axial hove at a bottom end and an internally threaded portion towards a top end which receives the lower externally threaded portion of the upper adapter housing. The angled wrenches are snugly accommodated in the lower adapter housing by an insert member and pass through the axial hole of the lower adapter housing. Once the wrench is so adapter with the adapter of the present invention, a socket or ratchet wrench handle can be used to turn the right-angle wrench. The assembly of the right-angle wrench and socket or ratchet handle can then be used to actuate bolts in either a clockwise (tightening) or counter-clockwise (loosening) direction.

One advantage of the present invention is that the adapter is a durable device that is easy to assemble. A minimal number of pieces greatly reduces any complicated assembly. The various pieces are sized to easily fit together and to work with various sizes of right-angle wrenches. The angular taper of the lower adapter housing accommodates the handle portions of the right-angle wrenches to facilitate an accurate and reliable operation of the device.

As discussed above, the present invention can be used in conjunction with any right-angle wrench, such as an Allen wrench, a right-angle TORX.RTM. wrench or a ball ended wrench, such as those available, for example, from Bondhus. Preferably, the wrench is a hexagonal wrench.  The adapter is designed to increase the amount of torque that can be achieved from the Allen wrench by providing a medium for turning the Allen wrench with a socket or ratchet wrench. The assembly is also designed to accommodate various sized (including metric or English) Allen wrenches.

A number of devices for holding an Allen wrench while tightening or loosening bolts are known. Some fasten the Allen wrench at the lower end of the, shaft which has a T-bar handle at its upper end, whereby the user can tighten or loosen bolts with an increased amount of torque. Other devices use a locking screw by which the Allen wrench is secured to the adapter. The locking screw may be actuated with a screw-driver or with one's fingers. Other devices fasten the Allen wrench in a chuck at the lower end of the device. By contrast, we believe our present invention successfully addresses the shortcomings of the presently known configurations by providing the convenience of an Allen wrench yet provide the torque produced by a socket wrench while remaining durable, easy to assemble, and easy to disassemble.

Patent, Trademark, License & Franchise Restrictions Contractual Obligations & Concessions

As described above, we have entered into an exclusive licensing agreement for the technology on which our adapters are based. In addition, as described above, we have entered into a Patent Transfer and Sale Agreement whereby we acquired full rights to all title, interests etc. related to the patented technology. Finally, we have received a patent (Patent Number: 6,382,057) recognizing our patent rights.

In addition, we are developing a website related to our product, which we intend to use to promote, advertise, and potentially market our invention, once the prototype and development stages are complete. We intend to full protect our invention and development stages with copyright and trade secrecy laws.

Existing or Probable Government Regulations

We may be subject to the provisions of the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act, among other laws. These acts empower the CPSC to protect the public against unreasonable risks of injury associated with consumer products. The CPSC has the authority to exclude from the market articles that are found to be hazardous and can require a manufacturer to repair or repurchase such devices under certain circumstances. Any such determination by the CPSC is subject to court review. Violations of these acts may also result in civil and criminal penalties. Similar laws exist in some states and cities in the U.S. and in many jurisdictions throughout the world.

Employees

Other than our current Directors and officers, Margalit Yosef and Jacob Schub, we have no other full time or part-time employees. If and when we develop the prototype for our adapters, and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Research and Development

We have not incurred costs to date and are not currently conducting any research and development activities. We do, however, have plans to undertake research and development activities during our first year of operation. If we are able to raise funds in this offering, we will retain one or more third parties to conduct research and development concerning our adapters and to develop a prototype model. We have not yet entered into any agreements, negotiations, or discussions with any third parties with respect to such research and development activities. We do not intend to do so until we commence this offering. For a detailed description see "Plan of Operation."

Item 1A.                      Risk Factors

. In addition to the risk factors described in our registration statement on Form S1, as filed with the Securities and Exchange Commission, and although smaller reporting companies are not required to provide disclosure pursuant to this Item, your attention is directed to the following risk factor that relates to our business.

We do not have sufficient cash to fund our operating expenses for the next twelve months, and plan to seek funding through the sale of our common stock. Without significant improvement in the capital markets, we may not be able to sell our common stock and funding may not be available for continued operations.

There is not enough cash on hand to fund our administrative and other operating expenses or our proposed research and development program for the next twelve months. In addition, we will require substantial new capital following the development of a strategic marketing plan for bringing our product to global markets in order to actually market, arrange for the manufacturing of, and sell our product. Because we do not expect to have any cash flow from operations within the next twelve months, we will need to raise additional capital, which may be in the form of loans from current stockholders and/or from public and private equity offerings. Our ability to access capital will depend on our success in implementing our business plan. It will also depend upon the status of the capital markets at the time such capital is sought. Without significant improvement in the capital markets, sufficient capital may not be available and the implementation of our business plan could be delayed. If we are unable to raise additional funds in the future, we may have to cease all substantive operations. In such event it would not be likely that investors would obtain a profitable return on their investment or a return of their investment at all

Item 1B.                      Unresolved Staff Comments

Not applicable.

Item 2.                      Properties

Our Principal executive offices are located at c/o Margalit Yosef, 43 Hakablan Street, Jerusalem , Israel. This location is the home of our President and Director and we have been allowed to operate out of such location at no cost to the Company. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

Item 3.                      Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4.                      Submission of Matters to a Vote of Security Holders.

During the period from September 2, 2008 (inception) through December 31, 2008, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not traded on any exchange or on the Over-The-Counter market. We intend to have a market maker file an application with FINRA for our common stock to be eligible for trading on the Over-The-Counter Bulletin Board or a similar electronic inter-dealer quotation system.

Holders

As of February 25, 2009, there were 3,000,000 common shares issued and outstanding, which were held by 2 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On September 2, 2008, we subscribed 1,500,000 shares of our common stock to Ms. Margalit Yosef, our President and Director, for a payment of $150. As of December 16, 2008 this amount has been paid in cash. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On September 2, 2008, we subscribed 1,500,000 shares of our common stock to Mr. Jacob Schub, our Secretary and Director, for a payment of $150. As of December 16, 2008 this amount has been paid in cash. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the period from September 2, 2008 (inception) through December 31, 2008.

Item 6.                      Selected Financial Data.

Not applicable.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Global Dynamics Corp.  And the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation

We are a development stage company that has licensed the technology and received a patent for an adapter for a right-angle wrench. The system includes:

(a) an upper adapter housing having a rectangular recessed socket opening at the top end and a lower externally threaded portion toward a bottom end, the lower externally threaded portion defining a transverse channel with an angular taper for accommodating handle portions of the right-angle wrenches;

(b) a lower adapter housing having an axial hole there through and an upper internally threaded portion toward a top end, which upper internally threaded portion receives the lower externally threaded portion; and

(c) an insert portion, insertable into the lower adapter housing, for snugly accommodating a lower shaft portion of the right-angle wrench in the axial hole of the lower adapter housing.

Although we have not yet engaged a manufacturer to develop a fully operational prototype of the adapters, based on our preliminary discussions with certain manufacturing vendors, we believe that it will take approximately three to four months to construct a basic valid prototype of our product. If and when we have a viable prototype, depending on the availability of funds, we estimate that we would need approximately an additional four to six months to bring this product to market. Our objective is to manufacture the product ourselves through third party sub-contractors and market the product as an off-the-shelf device, and/or to license the manufacturing rights to product and related technology to third party manufacturers who would then assume responsibility for marketing and sales.

Our auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business. Even if we raise the maximum amount of money in our offering, we do not know how long the money will last, however, we do believe it will last at least twelve months.

GENERAL WORKING CAPITAL

We may be wrong in our estimates of funds required in order to proceed with developing a prototype and executing our general business plan described herein. Should we need additional funds, we would attempt to raise these funds through additional private placements or by borrowing money. We do not have any arrangements with potential investors or lenders to provide such funds and there is no assurance that such additional financing will be available when required in order to proceed with the business plan or that our ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we may not be in a position to continue operations.

We can offer no assurance that we will raise any funds in our offering. As disclosed above, we have no revenues and, as such, if we do not raise at least $48,000 from our offering we will not have sufficient funds to develop a prototype. If we are unable to raise funds, we may attempt to sell the Company or file for bankruptcy. We do not have any current intentions, negotiations, or arrangements to merge or sell the Company.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2008 reflects cash in the amount of $282. As of February25, 2009, we had $282 in cash. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the year ending December 31 2008 amounted to $11,629.

We do not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $100,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of development and operating expenses as follows; $20,000 towards development of a working prototype, $5,000 towards marketing materials and website. Additionally, $75,000 will be needed for general overhead expenses such as for reimbursed expenses, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering after our shares are quoted on the Over the Counter Bulletin Board. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.                      Financial Statements.

Exhibit 15

Item 9.                 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).                                Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Internal Controls Over Financial Reporting

During the period from September 2, 2008 (inception) through December 31, 2008, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Global Dynamic’s management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized Global Dynamics has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

Item 9B.                      Other Information

None.

PART III

Item 10.                       Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held
Margalit Yosef	25	Director and President
Jacob Schub	22	Director and Secretary

Our Directors hold office until the next annual meeting of our stockholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Margalit Yosef has been our President and Director since the Company’s inception on September 2, 2008. Margalit Yosef studied from the years September 2001 thru December 2005 at the Tel Aviv Bar Ilan Univeristy where she earned her Bachelor of Arts degree in Social Science . From January 2006 she  was employed at the Office of the Minister of  Interior of Israel as the  Administrative Manager until  June 2008 whereby she continued her career as the Chief Administrative Manager  at Yefeh Nof a Jerusalem based Publishing Company.

Jacob Schub has served as our Secretary and Director since our inception on September 2, 2008. from 2001 through December 2005, Mr. Schub obtain his Bachelor of Arts Degree in Biblical Science from Ateret Bibical College in Jerusalem based College for Biblical Science Studies.  Until January 2007, he continued his career at Feld Heim Publishing Corporation, a Jerusalem based publishing house as Secretary and Chief Accounting Officer. From January 2007 through present he has continued his career as Secretary and Principal Accounting Officer at Yefe Nof, a Jerusalem based Publishing House.

There are no familial relationships among any of our directors or officers.  None of our directors or officers is a director in any other U.S. reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the period from September 2, 2008 (inception) through December 31, 2008, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors

Alan Weinberg, CPA, an independent registered public accounting firm, is our auditor.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.                   Executive Compensation.

Summary Compensation

Since our incorporation on September 2, 2008, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such.  We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation on September 2, 2008, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no long-term equity incentive plans.

Outstanding Equity Awards

None of our directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on September 2, 2008, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of February 25, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,000,000 shares of our common stock issued and outstanding as of February 25, 2009. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o c/o Margalit Yosef, 43 Hakablan Street, Jerusalem, Israel 93874.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote (1)

Margalit Yosef	1,500,000	50%

Jacov Schub	1,500,000	50%

All stockholders, and / or Directors and / or executive officers as a group (two persons)	3,000,000	100%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

On September 2, 2008, we subscribed 1,500,000 shares of our common stock to Ms. Margalit Yosef, our President and Director, for a payment of $150. As of December 16, 2008 this amount has been paid in cash. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On September 2, 2008, we subscribed 1,500,000 shares of our common stock to Mr. Jacob Schub, our Secretary and Director, for a payment of $150. As of December 16, 2008 this amount has been paid in cash. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

As of December  31, 2008, the Company was owed by the Directors and stockholder of the Company $300 for the stock subscribed.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14.                 Principal Accounting Fees and Services.

Our principal independent accountant is Alan Weinberg, CPA. Their pre-approved fees billed to the Company are set forth below:

Fiscal Year Ended
December 31, 2008
Audit Fees	$15,000
Tax Fees	$1,000

As of December 31, 2008, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.                 Exhibits. Financial Statement Schedules.

Exhibit	Description

3.1	Articles of Incorporation of the Company

3.2	By-Laws of the Company

3.3	Form of Common Stock Certificate of the Company

10.1	Patent Transfer and Sale Agreement dated September 23, 2008

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheet as of December 31, 2008	F-3

Statements of Operations for the Period Ended
December 31, 2008, and Cumulative from Inception	F-4

Statement of Stockholders’ (Deficit) for the Period from Inception
Through December 31, 2008	F-5

Statements of Cash Flows for the Period Ended December 31, 2008,
and Cumulative from Inception	F-6

Notes to Financial Statements December 31, 2008	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Global Dynamics Corp.:

We have audited the accompanying balance sheet of Global Dynamics Corp. (a Delaware corporation in the development stage) as of December 31, 2008, and the related statements of operations, stockholders’ (deficit), and cash flows for period ended December 31, 2008, and from inception (September 2, 2008) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Dynamics Corp. as of December 31, 2008, and the results of its operations and its cash flows for the period ended December 31, 2008, and from inception (September 2, 2008) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Alan Weinberg CPA

Weinberg & Associates LLC
Baltimore, Maryland
January 22, 2009

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF DECEMBER 31, 2008

ASSETS
2008
Current Assets:
Cash	$282

Total current assets	282

Other Assets:
Patent	26,000
Deferred offering costs	20,000

Total other assets	46,000

Total Assets	$46,282

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$29,611
Loans from related parties - directors and stockholders	28,000

Total current liabilities	57,611

Total liabilities	57,611

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares
authorized; 3,000,000 shares issued and outstanding	300
(Deficit) accumulated during the development stage	(11,629)

Total stockholders' (deficit)	(11,329)

Total Liabilities and Stockholders' (Deficit)	$46,282

The accompanying notes to financial statements
are an integral part of this balance sheet.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2008,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 2, 2008)
THROUGH DECEMBER 31, 2008

	Period Ended	Cumulative
	December 31,	From
	2008	Inception

Revenues	$-	$-

Expenses:
General and administrative-
Professional fees	10,111	10,111
Legal - incorporation	1,500	1,500
Other	18	18

Total general and administrative expenses	11,629	11,629

(Loss) from Operations	(11,629)	(11,629)

Other Income (Expense)	-	-

Provision for income taxes	-	-

Net (Loss)	$(11,629)	$(11,629)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	2,975,207

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 2, 2008)
THROUGH DECEMBER 31, 2008

			(Deficit)
			Accumulated
			During the
	Common stock		Development
	Shares	Amount	Stage	Totals

Balance - September 2, 2008	-	$-	$-	$-

Common stock issued for cash	3,000,000	300	-	300

Net (loss) for the period	-	-	(11,629)	(11,629)

Balance - December 31, 2008	3,000,000	$300	$(11,629)	$(11,329)

The accompanying notes to financial statements are
an integral part of this statement.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2008,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 2, 2008)
THROUGH DECEMBER 31, 2008

	Period Ended December 31, 2008	Cumulative From Inception

Operating Activities:
Net (loss)	$(11,629)	$(11,629)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net liabilities-
Accounts payable and accrued liabilites	9,611	9,611

Net Cash Used in Operating Activities	(2,018)	(2,018)

Investing Activities:
Acquisition and costs of patent	(26,000)	(26,000)

Net Cash Used in Investing Activities	(26,000)	(26,000)

Financing Activities:
Proceeds from common stock issued	300	300
Loans from related parties - directors and stockholders	28,000	28,000

Net Cash Provided by Financing Activities	28,300	28,300

Net (Decrease) Increase in Cash	282	282

Cash - Beginning of Period	-	-

Cash - End of Period	$282	$282

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental schedule of noncash investing and financing activities:
Accruals in the amount $20,000 were incurred for deffered offering costs.

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Global Dynamics Corp. (“Global Dynamics” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on September 2, 2008. The business plan of the Company is to develop a commercial application of the design in a patent, “Right angle wrench socket wrench adaptor”. The Company also intends to enhance the existing prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of Global Dynamics were prepared from the accounts of the Company under the accrual basis of accounting.

The Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 for proceeds of up to $80,000. The Registration Statement on Form S-1 was filed with the SEC on December 16, 2008 and declared effective on January 13, 2009.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2008.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2008, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

The Company capitalizes the costs associated with obtaining a Patent or other intellectual property associated with its intended business plan. Such costs are amortized over the estimated useful lives of the related assets.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and expenses for the period ended December 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS No. 161 to have a material impact on the Company’s financial position or results of operations.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, the elimination of “minority interest” accounting in results of operations and changes in the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company does not expect SFAS No. 160 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. If the fair value option is elected for an instrument, subsequent changes in fair value for that instrument will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 159 is not expected to have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). The adoption of SFAS No. 157 for financial assets and financial liabilities is not expected to have a material impact on the Company’s results of operations or financial position.

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to develop a commercial application of the design in a patent, “Right angle wrench socket wrench adaptor”. The Company also intends to enhance the existing prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device.

On September 23, 2008, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the rights, title and interest in the patent known as the “Right angle wrench socket wrench adaptor” for consideration of $26,000. The United States Patent Application 6,382,057 was granted on May 7, 2002.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

The Company has also commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of up to $80,000. As of September 30, 2008, the Company was continuing with the preparation of its registration document, and had not yet filed it with the SEC.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent

On September 23, 2008, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the rights, title and interest in the patent known as the “Right angle wrench socket wrench adaptor” for consideration of $26,000. The United States Patent Application 6,382,057 was granted on May 7, 2002. Under the terms of the Patent Transfer and Sale Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances. The historical cost of obtaining the patent ($26,000) has been capitalized by the Company. The historical cost of the Patent will be amortized over its remaining useful life, which is estimated to be 10 years and 7 months.

(4)  Common Stock

On September 3, 2008, the Company issued 3,000,000 shares of its common stock to two individuals who are Directors and officers for proceeds of $300.

The Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 for proceeds of up to $80,000. The Registration Statement on Form S-1 was filed with the SEC on December 16, 2008 and declared effective on January 13, 2009. The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

(5)  Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2008, was as follows (assuming a 23% effective tax rate):

2008

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$2,675
Change in valuation allowance	(2,675)

Total deferred tax provision	$-

The Company had deferred income tax assets as of December 31, 2008, as follows:

2008

Loss carryforwards	$2,675
Less - Valuation allowance	(2,675)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2008, the Company had approximately $11,629 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(6)  Related Party Transactions

As described in Note 4, on September 3, 2008, the Company issued 3,000,000 shares of its common stock to two individuals who are Directors and officers for proceeds of $300.

(7)  Commitments

As described in Note 4, the Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC. In connection with this capital formation activity, the Company is committed to pay legal and accounting fees amounting to approximately $20,000.

(8)  Events Subsequent to the Balance Sheet Date

On November 10, 2008, the Company entered into a Transfer Agent and Registrar Agreement with Nevada Agency and Trust Company (“NATCO”).  NATCO will act as the Company’s transfer agent and registrar for the Company.  Under the Agreement, the Company agreed to pay to NATCO initial fees amounting to $1,800 plus transaction fees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: February 25, 2009
GLOBAL DYNAMICS CORP

            By: /s/ Margalit Yosef
Name: Margalit Yosef
Title: President and Director (Principal Executive)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2009                                                                                               By: /s/ Margalit Yosef
Name: Margalit Yosef
Title: President and Director (Principal Executive)

Date: February 25, 2009                                                                                               By: /s/ Jacob Schub
Name: Jacob Schub
Title: Secretary and Director (Principal Financial and Accounting Officer)