Form 10-Q
period 2009-03-31
GLOBAL DYNAMICS CORP
filed 2009-04-28
CIK 1450074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-156154

GLOBAL DYNAMICS, CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0593668
(State of incorporation)	(IRS Employer ID Number)

c/o Margalit Yosef
43 Hakablan Street
Jerusalem, Israel 93874
 (Address of principal executive offices)

972-(2)6515089
 (Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of April 28, 2009, 3,000,000 shares of common stock, par value $0.0001 per share, were outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2009

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$210	$282

Total current assets	210	282

Other Assets:
Patent, net of $615 amortization	25,385	26,000
Deferred offering costs	20,000	20,000

Total other assets	45,385	46,000

Total Assets	$45,595	$46,282

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$18,000	$29,611
Loans from related parties - directors and stockholders	38,000	28,000

Total current liabilities	56,000	57,611

Total liabilities	56,000	57,611

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 3,000,000 shares issued and outstanding	300	300
Stock subscriptions paid	5,000	-
(Deficit) accumulated during the development stage	(15,705)	(11,629)

Total stockholders' (deficit)	(10,405)	(11,329)

Total Liabilities and Stockholders' (Deficit)	$45,595	$46,282

The accompanying notes to financial statements
are an integral part of this balance sheet.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 2, 2008)
THROUGH MARCH 31, 2009
(Unaudited)

	Three Months
	Ended	Cumulative
	March 31,	From
	2009	Inception

Revenues	$-	$-

Expenses:
General and administrative-
Amortization	615	615
Professional fees	3,376	13,487
Legal - incorporation	-	1,500
Other	85	103

Total general and administrative expenses	4,076	15,705

(Loss) from Operations	(4,076)	(15,705)

Other Income (Expense)	-	-

Provision for income taxes	-	-

Net (Loss)	$(4,076)	$(15,705)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,000,000

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 2, 2008)
THROUGH MARCH 31, 2009
(Unaudited)

				(Deficit)
				Accumulated
			Stock	During the
	Common stock		Subscriptions	Development
	Shares	Amount	Paid	Stage	Totals

Balance - September 2, 2008	-	$-	$-	$-	$-

Common stock issued for cash	3,000,000	300	-	-	300

Net (loss) for the period	-	-	-	(11,629)	(11,629)

Balance - December 31, 2008	3,000,000	$300	$-	$(11,629)	$(11,329)

Net (loss) for the period	-	-	5,000	(4,076)	924

Balance - March 31, 2009	3,000,000	$300	$5,000	$(15,705)	$(10,405)

The accompanying notes to financial statements are
an integral part of this statement.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 2, 2008)
THROUGH MARCH 31, 2009
(Unaudited)

	Three Months
	Ended	Cumulative
	March 31,	From
	2009	Inception

Operating Activities:
Net (loss)	$(4,076)	$(15,705)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	615	615
Changes in net liabilities-
Accounts payable and accrued liabilites	(11,611)	(2,000)

Net Cash Used in Operating Activities	(15,072)	(17,090)

Investing Activities:
Acquisition and costs of patent	-	(26,000)

Net Cash Used in Investing Activities	-	(26,000)

Financing Activities:
Proceeds from common stock issued	-	300
Stock subscriptions paid	5,000	5,000
Loans from related parties - directors and stockholders	10,000	38,000

Net Cash Provided by Financing Activities	15,000	43,300

Net (Decrease) Increase in Cash	(72)	210

Cash - Beginning of Period	282	-

Cash - End of Period	$210	$210

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental schedule of noncash investing and financing activities:
Accrual incurred for deferred offering costs.	$-	$10,000

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009, and the results of its operations and its cash flows for the periods ended March 31, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2009.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and expenses for the period ended March 31, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

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
MARCH 31, 2009

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

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. If the fair value option is elected for an instrument, subsequent changes in fair value for that instrument will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 159 is not expected to have a material impact on the Compny's results of operations or financial position.

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
MARCH 31, 2009

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2009, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of March 31, 2009, loans from related parties - directors and stockholders amounted to $38,000, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

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

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2009, was as follows (assuming a 23% effective tax rate):

2009

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$937
Change in valuation allowance	(937)

Total deferred tax provision	$-

The Company had deferred income tax assets as of March 31, 2009, as follows:

2009

Loss carryforwards	$3,612
Less - Valuation allowance	(3,612)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2009, the Company had approximately $15,705 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(7)  Related Party Transactions

As described in Note 4, on September 3, 2008, the Company issued 3,000,000 shares of its common stock to two individuals who are directors and officers for proceeds of $300.

As described in Note 4, as of March 31, 2009, the Company owed $38,000 to directors, officers, and principal stockholders of the Company for working capital loans.

(8)  Commitments

As described in Note 4, the Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC. In connection with this capital formation activity, the Company is committed to pay legal fees amounting to approximately $10,000.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

On November 10, 2008, the Company entered into a Transfer Agent and Registrar Agreement with Nevada Agency and Trust Company (“NATCO”).  NATCO will act as the Company’s transfer agent and registrar for the Company.  Under the Agreement, the Company agreed to pay to NATCO initial fees amounting to $1,800 plus transaction fees.

(9)  Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound and accordingly, minimal credit risk exists with respect to these investments.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Global Dynamics,” Company,” “we,” “our” or “us” refer to Global Dynamics, Corp.  Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 16, 2008. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

We were incorporated in Delaware on September 2, 2008 and are a development stage company. Our principal offices are located at 43 Hakablan Street, Jerusalem , Israel. Our telephone number is 972 (2) 6515089. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. Our fiscal year end is December 31.

Our Business

On September 23, 2008, we entered into an exclusive worldwide patent sale agreement (the "Patent Transfer and Sale Agreement ") with Appelfeld Zer Fisher, in relation to a patented technology (Patent Number: 6,382,057) for a right-angle wrench socket wrench adaptor. The technology presents the design and development of an adapter for adapting a right-angle wrench, such as an Allen wrench, to a socket wrench or ratchet handle in exchange for a commitment to pay Appelfeld Zer Fisher US $26,000, according to the condition specified in the Patent Transfer and Sale Agreement related to the Patent Number: 6,382,057.

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

As of March 31 2009 we have received subscriptions for 125,000 shares for proceeds of $5,000  pursuant to the offering in the S1 registration statement ..

Liquidity and Capital Resources

Our balance sheet as of March 31, 2009 reflects cash in the amount of $210. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the three months ended March 31 2009 amounted to $ 4,076.

We do not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $100,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of development and operating expenses as follows; $20,000 towards development of a working prototype, $5,000 towards marketing materials and website. Additionally, $75,000 will be needed for general overhead expenses such as for reimbursed expenses, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We are currently raising funds pursuant to the S1 registration statement for the issuance of 2 million shares and however may also might do so through a private offering after our shares are quoted on the Over the Counter Bulletin Board. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources

Going Concern Consideration

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial and accounting officers.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A.          Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the three months ended March 31, 2009.

Item 5. Other Information.

None

Item 6. Exhibits

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

Date: April 28, 2009	GLOBAL DYNAMICS, CORP

	By:	/s/ Margalit Yosef
Name: Margalit Yosef
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 28, 2009	By:	/s/ Margalit Yosef
Name: Margalit Yosef
Title: President and Director (Principal Executive Officer)

Date: April 28, 2009	By:	/s/ Jacob Schub
Name: Jacob Schub
Title: Secretary and Director
(Principal Financial and Accounting Officer)