Form 10-Q/A
period 2009-06-30
GLOBAL DYNAMICS CORP
filed 2009-10-05
CIK 1450074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 5, 2009, 500,000,000 shares of common stock, par value $0.0001 per share, were outstanding.

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

Date: October 5, 2009	GLOBAL DYNAMICS, CORP

	By:	/s/ Margalit Yosef
Name: Margalit Yosef
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 5, 2009	By:	/s/ Margalit Yosef
Name: Margalit Yosef
Title: President and Director (Principal Executive Officer)

Date: October 5, 2009	By:	/s/ Jacob Schub
Name: Jacob Schub
Title: Secretary and Director
(Principal Financial and Accounting Officer)