Form 10-Q
period 2009-09-30
GLOBAL DYNAMICS CORP
filed 2009-10-28
CIK 1450074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

As of October 27, 2009, 500,000,000 shares of common stock, par value $0.0001 per share, were outstanding.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Financial Statements-

Balance Sheet as of September 30, 2009 and December 31, 2008	F-2

Statements of Operations for the Three Months and Nine Months Ended
September 30, 2009 and 2008, and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ (Deficit) for the Period from Inception
Through September 30, 2009	F-4

Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008,
and Cumulative from Inception	F-5

Notes to Financial Statements September 30, 2009	F-6

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$21,344	$282

Total current assets	21,344	282

Other Assets:
Patent, net of $1,845 amortization	24,155	26,000
Deferred offering costs	-	20,000

Total other assets	24,155	46,000

Total Assets	$45,499	$46,282

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$15,500	$29,611
Loans from related parties - directors and stockholders	10,000	28,000

Total current liabilities	25,500	57,611

Total liabilities	25,500	57,611

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 1,000,000,000 shares authorized; 500,000,000 and 300,000,000 shares issued and outstanding, respectively	50,000	30,000
Additional paid-in capital	10,300	(29,700)
(Deficit) accumulated during the development stage	(40,301)	(11,629)

Total stockholders' equity (deficit)	19,999	(11,329)

Total Liabilities and Stockholders' Equity (Deficit)	$45,499	$46,282

The accompanying notes to financial statements
are an integral part of this balance sheet.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND
2008, AND CUMULATIVE FROM INCEPTION (SEPTEMBER 2, 2008)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	June 30,		June 30,		From
	2009	2008	2009	2008	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Amortization	615	-	1,845	-	1,845
Professional fees	6,000	-	27,670	-	37,781
Legal - incorporation	-	1,500	-	1,500	1,500
Other	204	-	445	-	463

Total general and administrative expenses	6,819	1,500	29,960	1,500	41,589

(Loss) from Operations	(6,819)	(1,500)	(29,960)	(1,500)	(41,589)

Other Income (Expense)	(159)	-	1,288	-	1,288

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(6,978)	$(1,500)	$(28,672)	$(1,500)	$(40,301)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	500,000,000	289,655,200	409,890,110	289,655,200

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 2, 2008)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - September 2, 2008	-	$-	$-	$-	$-

Common stock issued for cash	300,000,000	30,000	(29,700)	-	300

Net (loss) for the period	-	-	-	(11,629)	(11,629)

Balance - December 31, 2008	300,000,000	$30,000	$(29,700)	$(11,629)	$(11,329)

Common stock issued for cash	200,000,000	20,000	40,000	-	60,000

Net (loss) for the period	-	-	-	(28,672)	(28,672)

Balance - June 30, 2009	500,000,000	$50,000	$10,300	$(40,301)	$19,999

The accompanying notes to financial statements are
an integral part of this statement.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 2, 2008)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended	Cumulative
	June 30,	June 30,	From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(28,672)	$(1,500)	$(40,301)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization	1,845	-	1,845
Changes in net liabilities-
Accounts payable and accrued liabilities	(14,111)	1,500	15,500

Net Cash Used in Operating Activities	(40,938)	-	(22,956)

Investing Activities:
Acquisition and costs of patent	-	-	(26,000)

Net Cash Used in Investing Activities	-	-	(26,000)

Financing Activities:
Proceeds from common stock issued	60,000	-	60,300
Deferred offering costs	20,000	-	-
Loans from related parties - directors and stockholders	(18,000)	-	10,000

Net Cash Provided by Financing Activities	62,000	-	70,300

Net (Decrease) Increase in Cash	21,062	-	21,344

Cash - Beginning of Period	282	-	-

Cash - End of Period	$21,344	$-	$21,344

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Accrual incurred for deferred offering costs	$-	$20,000	$-
Common stock was issued in exchange for subscriptions receivable	$-	$300	$-
Patent was acquired and payable incurred	$-	$26,000	$-

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

The Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 200,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.04 for proceeds of up to $80,000. The Registration Statement on Form S-1 was filed with the SEC on December 16, 2008 and declared effective on January 13, 2009. As of September 30, 2009, the Company has issued 2,000,000 shares  of common stock pursuant to the Registration Statement on Form S-1 and received proceeds of $80,000. The Company incurred $20,000 of offering costs related to this capital formation activity.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2009, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009, and the results of its operations and its cash flows for the periods ended September 30, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2009.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and expenses for the period ended September 30, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

Subsequent events

The Company evaluated events occurring between the balance sheet date and October 28 the date the financial statements were issued.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

On May 28, 2009, the Financial Accounting Standards Board issued Subsequent Events ("SFAS No. 165"). SFAS No. 165 provides guidance on management's assessment of subsequent events and requires additional disclosure about the timing of management's assessment of subsequent events. SFAS No. 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.

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

The Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register and sell in a self-directed offering 200,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.04 for proceeds of up to $80,000. The Registration Statement on Form S-1 was filed with the SEC on December 16, 2008 and declared effective on January 13, 2009. As of September 30, 2009, the Company has issued 200,000,000 (post forward stock split) shares  of common stock pursuant to the Registration Statement on Form S-1 and received proceeds of $80,000. The Company incurred $20,000 of offering costs related to this capital formation activity.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2009, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of September 30, 2009, loans from directors and stockholders amounted to $37,500, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On September 3, 2008, the Company issued 300,000,000 (post forward stock split) shares of its common stock to two individuals who are Directors and officers for proceeds of $300.

The Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register and sell in a self-directed offering 200,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.04 for proceeds of up to $80,000. The Registration Statement on Form S-1 was filed with the SEC on December 16, 2008 and declared effective on January 13, 2009. As of September 30, 2009, the Company has issued 200,000,000 (post forward stock split) shares of common stock pursuant to the Registration Statement on Form S-1 and received proceeds of $80,000. The Company incurred $20,000 of offering costs related to this capital formation activity.

On September 9, 2009, the Company implemented a 100 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of September 9, 2009. As a result of the split, each holder of record on the record date automatically received ninety nine additional shares of the Company’s common stock. After the split, the number of shares of common stock issued and outstanding were 500,000,000 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2009, was as follows (assuming a 23% effective tax rate):

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$6,595
Change in valuation allowance	(6,595)

Total deferred tax provision	$-

The Company had deferred income tax assets as of September 30, 2009, as follows:

Loss carryforwards	$9,269
Less - Valuation allowance	(9,269)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2009, the Company had approximately $40,301 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and which will expire by the year 2029.

(7)  Related Party Transactions

As described in Note 4, on September 3, 2008, the Company issued 300,000,000 (post forward stock split) shares of its common stock to two individuals who are directors and officers for proceeds of $300.

As described in Note 4, as of September 30, 2009, the Company owed $10,000 to directors, officers, and principal stockholders of the Company for working capital loans.

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

Liquidity and Capital Resources

Our balance sheet as of September 30, 2009 reflects cash in the amount of $21,344. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the nine  months ended September 30 2009 amounted to $ 28,672 ..

We will have to raise additional  funds to pay for the forthcoming year operating expenses. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources

Going Concern Consideration

Our auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business..

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

During the three months ended September 30 2009 the majority of the shareholders voted to increase the authorized common shares of the Company  to 1,000,000,000 and the Company initiated a forward split of 1 to 100 on its outstanding common shares .

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

Date: October 27, 2009	GLOBAL DYNAMICS, CORP

	By:	/s/ Margalit Yosef
Name: Margalit Yosef
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 27, 2009	By:	/s/ Margalit Yosef
Name: Margalit Yosef
Title: President and Director (Principal Executive Officer)

Date: October 27, 2009	By:	/s/ Jacob Schub
Name: Jacob Schub
Title: Secretary and Director
(Principal Financial and Accounting Officer)