Form 10-K
period 2009-12-31
GLOBAL DYNAMICS CORP
filed 2010-03-15
CIK 1450074

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number: 333-156154

GLOBAL DYNAMICS, CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0593668
(State of incorporation)	(IRS Employer ID Number)

c/o Margalit Yosef
43 Hakablan Street
Jerusalem, Israel 93874
 (Address of principal executive offices)

972-(2)6515089
 (Issuer's telephone number)

Commission file number: 333-147629
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
Yes  ☐     No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   No ☒

The number of shares of the issuer’s common stock issued and outstanding as of March 15, 2010, was 500,000,000 shares.

There has been no active trading in the Company’s common stock and therefore there is no market value readily determinable for the Company

Documents Incorporated By Reference:  None

PART I

Item 1.  Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us” or “Global Dynamics Corp , unless the context otherwise indicates .

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources.” We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

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

Business Summary

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

In the third quarter of 2009 the Company initiated a forward split of 1-100 on its common stock .

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

Item 1A. Risk Factors

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

None

Item 2.  Properties

Our Principal executive offices are located at c/o c/o Margalit Yosef 43 Hakablan Street Jerusalem, Israel 93874. This location is the home of our Director and we have been allowed to operate out of such location at no cost to the Company. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

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

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since May 15 2009 , under the ticker symbol  GLDY .There has been no material active trading in the Company’s securities.

Holders

As of March 15, 2010, there were 500,000,000 common shares issued and outstanding, which were held by 43 stockholders of record.

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

We did not sell any unregistered securities during the fiscal year ended December 31, 2009.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2009.

Item 5. Selected Financial Data.

A smaller reporting company is not required to provide the information required by this item.

Item 6.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of  Global Dynamics Corp and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our audited financial statements and accompanying notes included in this Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” or elsewhere in this Report.

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

Liquidity and Capital Resources

As of December 31, 2009, we had $21,192  in cash as compared to $282 in cash as of December 31, 2008. We incurred a net loss of $41,255 for the fiscal year ended December 31, 2009 as compared with a net loss of $11,629 for the period December 31 2008.  Our cumulative net loss since inception is $52,884, which is comprised entirely of general and administrative and research and development expenses .

The Company does not believe that its cash resources will be sufficient to fund its expenses over the next 12 months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last at least 12 months.

Recently issued accounting pronouncements

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

•	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	disclosure of information about credit-risk-related contingent features;
•	and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a.
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c.
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d.
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944).  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events.”  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 (FASB ASC 855) provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140.”  SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

  Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 6A.        Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 7. Financial Statements and Supplementary Data.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Global Dynamics Corp.:

We have audited the accompanying balance sheets of Global Dynamics Corp. (a Delaware corporation in the development stage) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008, and from inception (September 2, 2008) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Dynamics Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and from inception (September 2, 2008) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Alan Weinberg CPA

Baltimore, Maryland
February 13, 2010

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND, 2008

	As of	As of
	December 31,	December 31,
	2009	2008

ASSETS

Current Assets:
Cash and cash equivalents	$21,192	$282

Total current assets	21,192	282

Other Assets:
Patent, net of $2,460 and $1,845 amortization, respectively	23,540	26,000
Deferred offering costs	-	20,000

Total other assets	23,540	46,000

Total Assets	$44,732	$46,282

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$27,316	$29,611
Loans from related parties - directors and stockholders	10,000	28,000

Total current liabilities	37,316	57,611

Total liabilities	37,316	57,611

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 1,000,000,000 shares authorized; 500,000,000 and 300,000,000 shares issued and outstanding, respectively	50,000	30,000
Additional paid-in capital	10,300	(29,700)
(Deficit) accumulated during the development stage	(52,884)	(11,629)

Total stockholders' equity (deficit)	7,416	(11,329)

Total Liabilities and Stockholders' Equity (Deficit)	$44,732	$46,282

The accompanying notes to financial statements
are an integral part of this balance sheet.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 2, 2008)
THROUGH DECEMBER 31, 2009

	Years Ended		Cumulative
	December 31,		From
	2009	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Amortization	2,460	-	2,460
Professional fees	39,486	10,111	49,597
Legal - incorporation	-	1,500	1,500
Other	501	18	519

Total general and administrative expenses	42,447	11,629	54,076

(Loss) from Operations	(42,447)	(11,629)	(54,076)

Other Income (Expense)	1,192	-	1,192

Provision for Income Taxes	-	-	-

Net (Loss)	$(41,255)	$(11,629)	$(52,884)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	432,602,740	297,520,700

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 2, 2008)
THROUGH DECEMBER 31, 2009

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - September 2, 2008	-	$-	$-	$-	$-

Common stock issued for cash	300,000,000	30,000	(29,700)	-	300

Net (loss) for the period	-	-	-	(11,629)	(11,629)

Balance - December 31, 2008	300,000,000	$30,000	$(29,700)	$(11,629)	$(11,329)

Common stock issued for cash	200,000,000	20,000	40,000	-	60,000

Net (loss) for the period	-	-	-	(41,255)	(41,255)

Balance - December 31, 2009	500,000,000	$50,000	$10,300	$(52,884)	$7,416

The accompanying notes to financial statements are
an integral part of this statement.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 2, 2008)
THROUGH DECEMBER 31, 2009

	Years Ended		Cumulative
	December 31,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(41,255)	$(11,629)	$(52,884)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	2,460	-	2,460
Changes in net liabilities-
Accounts payable and accrued liabilities	17,705	9,611	27,316

Net Cash Used in Operating Activities	(21,090)	(2,018)	(23,108)

Investing Activities:
Acquisition and costs of patent	-	(26,000)	(26,000)

Net Cash Used in Investing Activities	-	(26,000)	(26,000)

Financing Activities:
Proceeds from common stock issued	60,000	300	60,300
Loans from related parties - directors and stockholders	(18,000)	28,000	10,000

Net Cash Provided by Financing Activities	42,000	28,300	70,300

Net (Decrease) Increase in Cash	20,910	282	21,192

Cash - Beginning of Period	282	-	-

Cash - End of Period	$21,192	$282	$21,192

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Patent was acquired and payable incurred	$-	$26,000	$-

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL DYNAMICS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2009.

Income Taxes

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2009, and expenses for the period ended December 31, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), codified in FASB ASC 820-10-65, which provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2009, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2009, loans from directors and stockholders amounted to $10,000, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2009 and 2008, was as follows (assuming a 23% effective tax rate):

	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$9,489	$2,675
Change in valuation allowance	(9,489)	(2,675)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2009 and 2008, as follows:

	2009	2008

Loss carryforwards	$12,163	$2,675
Less - Valuation allowance	(12,163)	(2,675)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2009 and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2009, the Company had approximately $52,884 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and which will expire by the year 2029.

(7)  Related Party Transactions

As described in Note 5, on September 3, 2008, the Company issued 300,000,000 (post forward stock split) shares of its common stock to two individuals who are directors and officers for proceeds of $300.

As described in Note 4, as of December 31, 2009, the Company owed $10,000 to directors, officers, and principal stockholders of the Company for working capital loans.

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

(10) Subsequent Events

The Company evaluated events occurring between the balance sheet date and February 13, 2010, the date the financial statements were issued, and there were no significant events.

Item 8.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).   Controls and Procedures.

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

·
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in internal control over financial reporting

During the year ended December 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 8B.        Other Information.

 On February 11, 2010, the Registrant entered into a Letter of Intent, dated February 11, 2010 with Consumer Products Services LLC whereby the Registrant shall purchase all of the membership interests of Consumer Products Services LLC.

The purchase price for the purchase of all interest of Consumer Products Services LLC will be the issuance of 300,000,000 shares of common stock of the Registrant.

The closing of the transaction will occur as promptly as practicable and expected to be no later than March 20, 2010.

At the closing of the transaction, the current Management and Board of Directors will be replaced by the Management of Consumer Products Services, LLC.

Consumer Product Services, LLC (“CPS”) is engaged in returned product management, return center services, remanufacturing, reprocessing, repairing and recycling of consumer products. For over two decades the management team at CPS has been servicing some of the world's leading consumer product manufacturers.

Instead of discarding millions of defective, damaged, and un-repairable returned products into America's overflowing landfills, which cost manufacturers millions of dollars to transport, process and dispose of annually, CPS developed environmentally conscious proprietary remanufacturing, reprocessing and recycling processes with the highest recovery rate of those very products without the use of new replacement parts.

PART III

Item 9.         Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers:

Name	Age	Positions and Offices Held

Margalit Joseph	26	Chief Executive Officer, and Director

Jacob Schub	23	Secretary , Chief Financial Officer and Director

Our Directors hold office until the next annual meeting of our shareholders, or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Margalit Yosef has been our President and Director since the Company’s inception in September 2, 2008. Margalit Yosef studied from the years September 2001 thru December 2005 at the Tel Aviv Bar Ilan Univeristy where she earned her Bachelor of Arts degree in Social Science . From January 2006 she  was employed at the Office of the Minister of  Interior of Israel as the  Administrative Manager until  June 2008 whereby she continued her career as the Chief Administrative Manager  at Yefeh Nof a Jerusalem based Publishing Company .

Jacob Schub has served as our Secretary and Director since September 2, 2008. From October 2001 thru December 2005 Mr Schub obtained his Bachelor of Arts Degree in Biblical Science from Ateret Biblical College a Jerusalem based College for Biblical Science Studies. Thereafter he continued his career at FeldHeim Publishing Corporation a Jerusalem based publishing House as Secretary and chief accounting officer until January 2007. From January 2007 thru present he has continued his career as Secretary and principal accounting Officer at Yefe Nof a Jerusalem based Publishing House.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2008, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors

Alan Weinbberg CPA , an independent registered public accounting firm, is our auditor.

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

Item 10.         Executive Compensation.

Summary Compensation

Since our incorporation , we have not paid any compensation to our Directors or officers in consideration for their services rendered to our Company in their capacity as such.  We have no employment agreements with any of our Directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation , no stock options or stock appreciation rights were granted to any of our Directors or executive officers.  We have no long-term equity incentive plans.

Outstanding Equity Awards

None of our Directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation , no compensation has been paid to any of our Directors in consideration for their services rendered in their capacity as directors.

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March  15, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 500,000,000 shares of our common stock issued and outstanding as of March 15, 2010. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote
Margalit Joseph	150,000,000	30%

Jacob Schub	150,000,000	30%

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

Item 12.         Certain Relationships and Related Transactions, and Director Independence.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

As of December 31, 2009, the Company owed to the CEO, and  Director and stockholder of the Company $10.000 for various working capital loans received by the Company , through December 31, 2009.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

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

Item 13.         Principal Accounting Fees and Services.

Our principal independent accountant is Alan Weinberg CPA. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2009	For Fiscal Year Ended December 31, 2008
Audit Fees	$14,000	$8,000

Tax Fees ( Paid to Alan Weinberg CPA )	$1,000	$1,000

As of December 31, 2009, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 14.         Exhibits and Financial Statement Schedules.

Exhibit	Description

Exhibit

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on December 16 2008 )
3.2	Bylaws of the Company (filed as Exhibit 3.2 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on December 16 2008 )
3.3	Form of Common Stock Certificate of the Company (filed as Exhibit 3.3 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on December 16 2008)
10.1
Patent Transfer and Sale  Agreement dated September 23 2008, between the Company and the Patent assignor  (filed as Exhibit 10.1 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on December 16 2008 )

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(filed herewith)

32.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(filed herewith)

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Dynamics Corp

Date: March 15, 2010	By:	/s/ Margalit Yoseph
Name: Margalit Yoseph
Title: Chief Executive Officer, and Director

	By ;	/s/ Jacob Schub
Name : Jacob Schub
Title : Principal Financial Officer , Secretary and Director

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2010	By:	/s/ Margalit Yoseph
Name: Margalit Yoseph Title: Chief Executive Officer, and Director

Date: March 15, 2010	By:	/s/ Jacob Schub
Name: Jacob Schub Title: Principal Financial Officer , Secretary and Director