Form 10-K/A
period 2009-12-31
GLOBAL DYNAMICS CORP
filed 2010-03-16
CIK 1450074

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

Global Dynamics Corp

Date: March 16, 2010	By:	/s/ Margalit Yoseph
Name: Margalit Yoseph
Title: Chief Executive Officer, and Director

	By ;	/s/ Jacob Schub
Name : Jacob Schub
Title : Principal Financial Officer , Secretary and Director

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2010	By:	/s/ Margalit Yoseph
Name: Margalit Yoseph Title: Chief Executive Officer, and Director

Date: March 16, 2010	By:	/s/ Jacob Schub
Name: Jacob Schub Title: Principal Financial Officer , Secretary and Director