Form 10-Q
period 2010-03-31
Consumer Products Services Group, Inc
filed 2010-05-17
CIK 1450074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-156154

CONSUMER PRODUCTS SERVICES GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

98-0593668
(IRS Employee Identification No.)

10 Grand Blvd.
Deer Park, NY  11729
(Address of principal executive offices)

(631) 492-2500
(Registrant’s telephone number, including area code)

Global Dynamics Corp
43 Hakablan Street
Jerusalem, Israel 93874
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares of common stock of the issuer outstanding as of May 17, 2010 was 45,004,500 shares of common stock.

TABLE OF CONTENTS

CONSUMER PRODUCTS SERVICES GROUP, INC.

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSUMER PRODUCTS SERVICES GROUP INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2010

 CONSUMER PRODUCTS SERVICES GROUP INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,282	$21,192
Deferred acquisition costs	40,000	-

Total current assets	43,282	21,192

Other Assets:
Patent, net of $2,460 amortization	-	23,540
Loan receivable	323,133	-

Total other assets	323,133	23,540

Total Assets	$366,415	$44,732

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$8,841	$27,316
Notes payable	375,000	-
Due to directors and stockholders	5,000	10,000

Total current liabilities	388,841	37,316

Total liabilities	388,841	37,316

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $.0001 per share, 1,000,000,000 shares authorized; 45,004,500 shares issued and outstanding	4,500	4,500
Additional paid-in capital	55,800	55,800
(Deficit) accumulated during the development stage	(82,726)	(52,884)

Total stockholders' equity (deficit)	(22,426)	7,416

Total Liabilities and Stockholders' Equity	$366,415	$44,732

The accompanying notes to financial statements
are an integral part of this balance sheet.

CONSUMER PRODUCTS SERVICES GROUP INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND, 2009
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 2, 2008)
THROUGH MARCH 31, 2010
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2010	2009	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Amortization	-	615	2,460
Impairement loss	23,540	-	23,540
Professional fees	5,025	3,376	54,622
Legal - incorporation	-	-	1,500
Other	85	85	604

Total general and administrative expenses	28,650	4,076	82,726

(Loss) from Operations	(28,650)	(4,076)	(82,726)

Other Income (Expense)	(1,192)	-	-

Provision for Income Taxes	-	-	-

Net (Loss)	$(29,842)	$(4,076)	$(82,726)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	45,004,500	27,002,700

The accompanying notes to financial statements are
an integral part of these statements.

CONSUMER PRODUCTS SERVICES GROUP INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 2, 2008)
THROUGH MARCH 31, 2010
(Unaudited)

				(Deficit)
				Accumulated
			Stock	During the
	Common stock		Subscriptions	Development
	Shares	Amount	Paid	Stage	Totals

Balance - September 2, 2008	-	$-	$-	$-	$-

Common stock issued for cash	27,002,700	2,700	(2,400)	-	300

Net (loss) for the period	-	-	-	(11,629)	(11,629)

Balance - December 31, 2008	27,002,700	2,700	(2,400)	(11,629)	(11,329)

Common stock issued for cash	18,001,800	1,800	58,200	-	60,000

Net (loss) for the period	-	-	-	(41,255)	(41,255)

Balance - December 31, 2009	45,004,500	4,500	55,800	(52,884)	7,416

Net (loss) for the period	-	-	-	(29,842)	(29,842)

Balance - March 31, 2010	45,004,500	$4,500	$55,800	$(82,726)	$(22,426)

The accompanying notes to financial statements are
an integral part of this statement.

CONSUMER PRODUCTS SERVICES GROUP INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 2, 2008)
THROUGH MARCH 31, 2010
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2010	2009	Inception

Operating Activities:
Net (loss)	$(29,842)	$(4,076)	$(82,726)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	-	615	2,460
Impairment loss	23,540	-	23,540
Changes in net assets and liabilities-
Deferred acquisition costs	(40,000)	-	(40,000)
Accounts payable and accrued liabilites	(18,475)	(11,611)	8,841

Net Cash Used in Operating Activities	(64,777)	(15,072)	(87,885)

Investing Activities:
Loans receivable	(323,133)	-	(323,133)
Acquisition and costs of patent	-	-	(26,000)

Net Cash Used in Investing Activities	(323,133)	-	(349,133)

Financing Activities:
Proceeds from common stock issued	-	-	60,300
Stock subscriptions paid	-	5,000	-
Proceeds from loans	375,000	-	375,000
Loans from related parties - directors and stockholders	(5,000)	10,000	5,000

Net Cash Provided by Financing Activities	370,000	15,000	440,300

Net (Decrease) Increase in Cash	(17,910)	(72)	3,282

Cash - Beginning of Period	21,192	282	-

Cash - End of Period	$3,282	$210	$3,282

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

CONSUMER PRODUCTS SERVICES GROUP INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Consumer Products Services Group Inc. formerly Global Dynamics Corp. (the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on September 2, 2008.

On March 19, 2010, the Company filed a Certificate of Amendment to the Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware.  The filing with the Secretary of State amended the name of the Company to Consumer Products Services Group, Inc., and amended the capital structure of the Company to be 1,050,000,000 (One Billion Fifty Million), consisting of 1,000,000,000 (One Billion) shares of common stock, par value of $0.0001 and 50,000,000 (Fifty Million) shares of preferred stock, par value of $0.0001 per shares.

On March 16, 2010, the Company entered into a Purchase Agreement, dated March 12, 2010 with Consumer Products Services LLC whereby the Registrant purchased all of the membership interests of Consumer Products Services LLC.

Consumer Product Services, LLC (“CPS”) is engaged in returned product management, return center services, remanufacturing, reprocessing, repairing and recycling of consumer products.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2010, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2010, and the results of its operations and its cash flows for the periods ended March 31, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2010.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2010, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

The Company capitalizes the costs associated with obtaining a patent or other intellectual property associated with its intended business plan. Such costs are amortized over the estimated useful lives of the related assets.

Deferred Acquisition Costs

The Company defers as other assets the direct incremental costs of the acquisition until such time as the acquisition is completed. At the time of the completion of the acquisition, these costs are added to the total cost of the acquisition.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2010, and expenses for the period ended March 31, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

On March 16, 2010, the Company entered into a Purchase Agreement, dated March 12, 2010 with Consumer Products Services LLC whereby the Registrant purchased all of the membership interests of Consumer Products Services LLC.

Consumer Product Services, LLC (“CPS”) is engaged in returned product management, return center services, remanufacturing, reprocessing, repairing and recycling of consumer products.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2010, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent

On September 23, 2008, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the rights, title and interest in the patent known as the “Right angle wrench socket wrench adaptor” for consideration of $26,000. The United States Patent Application 6,382,057 was granted on May 7, 2002. Under the terms of the Patent Transfer and Sale Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances. The historical cost of obtaining the patent ($26,000) has been capitalized by the Company. As of March 31, 2010 the remaining value of the patent was expensed as an impairment loss.

(4)  Due to Directors and Stockholders

As of March 31, 2010, loans from directors and stockholders amounted to $5,000, and represented working capital advances from officers who are also stockholders of the Company.  The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On September 3, 2008, the Company issued 27,002,700 (post reverse stock split) shares of its common stock to two individuals who are Directors and officers for proceeds of $300.

The Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register and sell in a self-directed offering 18,001,800 (post reverse stock split) shares of newly issued common stock at an offering price of $0.04 for proceeds of up to $80,000. The Registration Statement on Form S-1 was filed with the SEC on December 16, 2008 and declared effective on January 13, 2009. The Company has issued 18,001,800 (post reverse stock split) shares of common stock pursuant to the Registration Statement on Form S-1 and received proceeds of $80,000. The Company incurred $20,000 of offering costs related to this capital formation activity.

On April 19, 2010, the Company implemented a 1 for 11.11 reverse stock split on its issued and outstanding shares of common stock to the holders of record as of April 19, 2010. After the reverse split, the number of shares of common stock issued and outstanding were 45,004,500 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this reverse stock split.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2010 and 2009, was as follows (assuming a 23% effective tax rate):

	2010	2009

Current Tax Provision:
Federal- Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal- Loss carryforwards	$6,864	$937
Change in valuation allowance	(6,864)	(937)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2010 and December 31, 2009, as follows:

	2010	2009

Loss carryforwards	$14,211	$12,163
Less - Valuation allowance	(14,211)	(12,163)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2010 and December 31, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2010, the Company had approximately $61,800 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and which will expire by the year 2030.

(7)  Related Party Transactions

As described in Note 5, on September 3, 2008, the Company issued 27,002,700 (post reverse stock split) shares of its common stock to two individuals who are directors and officers for proceeds of $300.

As described in Note 4, as of March 31, 2010, the Company owed $5,000 to directors, officers, and principal stockholders of the Company for working capital loans.

(8)  Commitments

On November 10, 2008, the Company entered into a Transfer Agent and Registrar Agreement with Nevada Agency and Trust Company (“NATCO”).  NATCO will act as the Company’s transfer agent and registrar.  Under the Agreement, the Company agreed to pay to NATCO initial fees amounting to $1,800 plus transaction fees.

(9)  Concentration of Credit Risk

Some of the Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound. Accordingly, minimal credit risk exists with respect to these investments.

(10) Business Combination and Related Loans

On March 16, 2010, the Company entered into a Purchase Agreement, dated March 12, 2010 with Consumer Products Services LLC whereby the Registrant purchased all of the membership interests of Consumer Products Services LLC. The consideration for the purchase will be the issuance of 300,000,000 shares of restricted common stock of the Company.

In anticipation of the acquisition, the Company received notes amounting to $375,000 from various individuals and loaned $323,133 to Consumer Products Services LLC. The notes are unsecured, non-interest bearing, and payable on demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us” or “Global Dynamics Corp.” and/or “Consumer Products Services Group, Inc.”  unless the context otherwise indicates.

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

Corporate Background

We were incorporated in Delaware on September 2, 2008 and are a development stage company.  Our principal offices are located at 10 Grand Blvd. Deer Park, NY  11729. Our telephone number is (631) 492-2500. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. Our fiscal year end is December 31.

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

On March 16, 2009, 2010, the Company entered into a Purchase Agreement, dated March 12, 2010 with Consumer Products Services LLC whereby the Registrant purchased all of the membership interests of Consumer Products Services LLC.  The consideration for the purchase will be the issuance of 300,000,000 shares of restricted common stock of the Registrant.

Messrs. Darren A. Krantz, Kevin O’Boyle and Rick Hamilton were elected by the majority of shares entitled to vote to the GLOBAL Board of Directors and naming Darren A. Krantz as Chairman and CEO of Global.

The Company will file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to amend the name of the corporation to Consumer Product Services Group, Inc. and amending the capital structure as is more thoroughly described under Item 8.01 below.

Consumer Product Services Group, Inc.’s subsidiary, Consumer Product Services LLC (“CPS”) is engaged in reverse supply chain services, remanufacturing, return center services, reprocessing, repairing and recycling of durable consumer products.  For over two decades the management team at CPS has been servicing some of the world's leading consumer product manufacturers.

Instead of discarding millions of defective, damaged, and un-repairable returned products into America's overflowing landfills, which cost manufacturers millions of dollars to transport, process and dispose of annually, CPS developed environmentally conscious proprietary remanufacturing, reprocessing and recycling processes with the highest recovery rate of those very products with minimal use of new replacement parts.

CPS has positioned itself as a returned product management and remanufacturing company, offering the following services to consumer product manufacturers:

•           Reverse Logistics Services
•           Return Product Management
•           Return Center Services
•           Quality Assurance Inspection Services
•           Defect Data Reporting
•           Re-qualification Services
•           Remanufacturing Services
•           Warranty Repair Services
•           Recycling Services
•           Warehousing & Distribution of Remanufactured Products
•           Re-marketing Services
•           Supply Chain Consulting

CPS has rigorous proprietary remanufacturing; reprocessing and recycling processes are utilized on all our customers' products by many of our factory trained technicians followed by a strict schedule of final inspections and testing with quality levels set to exceed manufacturers' specifications, consistently producing products often “compare to new.” The facilities and remanufacturing procedures exceed the stringent standard for both the US and Canadian listing and approval requirements.

CPS employs factory trained engineers, technicians, machinists, assemblers, and material handlers and warehousing personnel, as well as a full staff of product design, mechanical and electrical engineers who manage and operate the engineering and quality assurance departments.

Results of Operations for the three months ended March 31, 2010 and March 31, 2009

We achieved no revenues during either fiscal 2010 or 2009. General administrative expenses were $28,650 during the three months ended March 31, 2010 compared to $ 4,076 during the three months ended March 31, 2009.  This increase was primarily due to the one time impairment loss of the write down of the Patent in 2010.  We incurred a net loss of $ 29,842 during the three months ended March 31, 2010 compared to a net loss of $4,076 during the three months ended March 31, 2009.

Liquidity and Capital Resources

The Company is currently in the process of raising equity thru a private placement and anticipates the equity raised will suffice its working capital needs for the next twelve months.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, and we doe not engage in trading activities involving non-exchange traded contracts. In addition, we doe not have any financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of ours assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Inapplicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act occurred during the period covered by this report. Based on that evaluation, management and the chief executive officer/chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 16, 2010 the majority of shares entitled vote approved the amending the name of the corporation to Consumer Products Services Group, Inc. and to effectuate a reverse split of the shares of Common Stock of the Corporation ELEVEN point ELEVEN (11.11) old shares of common stock for ONE (1) new share of common stock of the Corporation and to to increase the capitalization of the Corporation as contained in the Certificate of Incorporation and to file a Certificate of Amendment to the Certificate of Incorporation, amending the capital structure of the Corporation to 1,050,000,000 (One Billion Fifty Million), consisting of 1,000,000,000 (One Billion) shares of common stock, par value of $0.0001 and 50,000,000 (Fifty Million) shares of preferred stock, par value of $0.0001 per shares.

The changes were effective April 16, 2010, and the trading symbol was changed to “CPSV.”

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Index to Exhibits

3.1 (1)	Articles of Incorporation of the Company
3.11(2)	Amended Articles of Incorporation
3.2 (1)	Bylaws of the Company
3.3 (1)	Form of Common Stock Certificate of the Company
10.1(1)	Patent Transfer and Sale Agreement dated September 23 2008, between the Company and the Patent assignor
31.1 (3)	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (3)	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (3)	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.2 (3)	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to similarly numbered exhibit on Form S1, filed with the Securities and Exchange Commission on December 16, 2008
(2)	Incorporated by reference to similarly numbered exhibit on Form 8-K filed with the Securities and Exchange Commission on March 19, 2010
(3)	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on May 17, 2010.

Consumer Products Services Group, Inc.

Date: May 17, 2010	By:	/s/ Darren A. Krantz
Darren A. Krantz, Chief Executive Officer

Date: May 17, 2010	By:	/s/ Kevin O’Boyle
Kevin O’Boyle
Chief Financial Officer