Form 10-Q
period 2010-06-30
Consumer Products Services Group, Inc
filed 2010-08-23
CIK 1450074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-156154

CONSUMER PRODUCTS SERVICES GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

98-0593668
(IRS Employee Identification No.)

10 Grand Blvd.
Deer Park, New York  11729
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
Yes ☐  No ☒

The number of shares of common stock of the issuer outstanding as of August 20, 2010 was 45,004,500 shares of common stock.

TABLE OF CONTENTS

CONSUMER PRODUCTS SERVICES GROUP, INC.

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

CONSUMER PRODUCTS SERVICES GROUP INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2010

Financial Statements-

Balance Sheets as of June 30, 2010 and December 31, 2009	F-2

Statements of Operations for the Three Months and Six Months Ended
June 30, 2010 and 2009 and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through June 30, 2010	F-4

Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

CONSUMER PRODUCTS SERVICES GROUP INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$75	$21,192

Total current assets	75	21,192

Other Assets:
Patent, net of $2,460 amortization	-	23,540
Deferred acquisition costs	65,000	-
Loan receivable CPS, LLC	1,165,175	-

Total other assets	1,230,175	23,540

Total Assets	$1,230,250	$44,732

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$15,694	$27,316
Loans payable	850,000	-
Convertible note payable, net of unamortized discounts	256,000
Loans from related parties - directors and stockholders	-	10,000

Total current liabilities	1,121,694	37,316

Total liabilities	1,121,694	37,316

Commitments and Contingencies

Stockholders' Equity(Deficit):
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $.0001 per share, 1,000,000,000 shares authorized; 45,004,500 shares issued and outstanding	4,500	4,500
Additional paid-in capital	228,600	55,800
(Deficit) accumulated during the development stage	(124,544)	(52,884)

Total stockholders' equity(deficit)	108,556	7,416

Total Liabilities and Stockholders' Equity(Deficit)	$1,230,250	$44,732

The accompanying notes are an integral part of these financial statements.

CONSUMER PRODUCTS SERVICES GROUP INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHD ENDED JUNE 30, 2010 and 2009
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 2, 2008)
THROUGH JUNE 30, 2010
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Cumulative
	June 30,	June 30,	June 30,	June 30,	From
	2010	2009	2010	2009	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Amortization	-	615	-	1,230	2,460
Impairement loss			23,540		23,540
Professional fees	10,800	18,294	15,825	21,670	65,422
Legal - incorporation	-		-		1,500
Other	465	156	550	241	1,069

Total general and administrative expenses	11,265	19,065	39,915	23,141	93,991

(Loss) from Operations	(11,265)	(19,065)	(39,915)	(23,141)	(93,991)

Other Income (Expense)	(30,533)	1,447	(31,745)	1,447	(30,553)

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(41,798)	$(17,618)	$(71,660)	$(21,694)	$(124,544)

(Loss) Per Common Share:
Basic and Fully Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	45,004,500	38,476,373	45,004,500	32,771,233

The accompanying notes to an integral part of these statements.

CONSUMER PRODUCTS SERVICES GROUP INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 2, 2008)
THROUGH JUNE 30, 2010
(Unaudited)

				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Par Value	Capital	Stage	Totals

Balance - September 2, 2008	-	$-	$-	$-	$-

Common stock issued for cash	27,002,700	2,700	(2,400)	-	300

Net (loss) for the period	-	-	-	(11,629)	(11,629)

Balance - December 31, 2008	27,002,700	2,700	(2,400)	(11,629)	(11,329)

Common stock issued for cash	18,001,800	1,800	58,200	-	60,000

Net (loss) for the period	-	-	-	(41,255)	(41,255)

Balance - December 31, 2009	45,004,500	4,500	55,800	(52,884)	7,416

Beneficial conversion feature related to convertible note			94,400		94,400

Value of warrant related to convertible note			78,400		78,400

Net (loss) for the period	-	-	-	(71,660)	(71,660)

Balance - June 30, 2010	45,004,500	$4,500	$228,600	$(124,544)	$108,556

The accompanying notes are an integral part of financial statements.

CONSUMER PRODUCTS SERVICES GROUP INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 2, 2008)
THROUGH JUNE 30, 2010
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2010	2009	Inception

Operating Activities:
Net (loss)	$(71,660)	$(21,694)	$(124,544)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	28,800	1,230	31,260
Impairment loss	23,540	-	23,540
Changes in net assets and liabilities-
Deferred acquisition costs	(65,000)	-	(65,000)
Accounts payable and accrued liabilites	(11,622)	2,389	15,694

Net Cash Used in Operating Activities	(95,942)	(18,075)	(119,050)

Investing Activities:
Loans receivable	(1,165,175)	-	(1,165,175)
Acquisition and costs of patent	-	-	(26,000)

Net Cash Used in Investing Activities	(1,165,175)	-	(1,191,175)

Financing Activities:
Proceeds from common stock issued	-	80,000	60,300
Proceeds from convertible note payable	400,000		400,000
Proceeds from loans	850,000	-	850,000
Loans from related parties - directors and stockholders	(10,000)	9,500	-

Net Cash Provided by Financing Activities	1,240,000	89,500	1,310,300

Net (Decrease) Increase in Cash	(21,117)	71,425	75

Cash - Beginning of Period	21,192	282	-

Cash - End of Period	$75	$71,707	$75

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash financing and inveting activities:
Beneficial conversion feature related to convertible note	$94,400	$-	$94,400
Value of warrant related to convertible note	$78,400	$-	$78,400

The accompanying notes are an integral part of these financial statements.

CONSUMER PRODUCTS SERVICES GROUP INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

On March 16, 2010, the Company entered into a Purchase Agreement, dated March 12, 2010 with Consumer Products Services LLC whereby the Company agreed to purchase all of the membership interests of Consumer Products Services LLC subject to certain terms and conditions including, but not limited to, the raising of a minimum of $3,000,000 by the Company.

Consumer Product Services, LLC (“CPS”) is engaged in returned product management, return center services, remanufacturing, reprocessing, repairing and recycling of consumer products.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2010, and for the period then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2010, and the results of its operations and its cash flows for the periods then ended and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2010.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2010, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

The Company capitalizes the costs associated with obtaining a patent or other intellectual property associated with its intended business plan. Such costs are amortized over the estimated useful lives of the related assets.

Deferred Acquisition Costs

The Company defers, as Other Assets, the direct incremental costs of an acquisition until such time as the acquisition is completed. As such, these costs are added to the total cost of the acquisition at the time the acquisition is completed.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2010, and expenses for the period then ended, and cumulative from inception. Actual results could differ from those estimates made by management.

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

On March 16, 2010, the Company entered into a Purchase Agreement, dated March 12, 2010 with Consumer Products Services LLC whereby the Company agreed to purchase all of the membership interests of Consumer Products Services LLC subject to certain terms and conditions including, but not limited to, the raising of a minimum of $3,000,000 by the Company.

Consumer Product Services, LLC (“CPS”) is engaged in returned product management, return center services, remanufacturing, reprocessing, repairing and recycling of consumer products.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2010, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Convertible Note Payable

On June 1, 2010, the Company issued a convertible note to an investor for $400,000. The note has a six month term and accrues interest at 8% per annum. However, the note is payable upon the closing of any offering, including the sale of securities or any debt or convertible offering, from which the Company shall have raised the gross amount of $4,000,000 prior to the maturity date.  After 90 days the holder has the right to convert the note, in whole or in part, plus accrued interest into shares of restricted common stock at the greater of $.25 or 50% of the average closing bid price for the ten trading days ending five days before the conversion date. Pursuant to a separate written escrow agreement, a stockholder , who is also the Chairman and CEO of the Company, has pledged 6,000,000 restricted common shares as additional collateral for the benefit of the note holder. A warrant was also issued to this investor to purchase up to 400,000 restricted common shares, with “piggy back” registration rights, at a price of $.25 per shares, or net issuance in lieu of cash, for a period of five years from the date of issuance. In addition, the holder may, no later than 45 days after the completion of a capital raise with gross proceeds of no less than $4,000,000, notify and demand the Company that the shares covered by this warrant be registered. The Company must use its best efforts to have the registration declared effective as soon as practicable prior to the 90th day following the demand date. All expenses incurred in connection with the registration shall be paid by the Company.

At June 30, 2010, the Convertible Note consisted of;

Face Value of Convertible Note	$400,000
Beneficial Conversion Feature, Net of accumulated amortization of $15,733	(78,667)
Value Attributable to Warrants Issued, Net of accumulated amortization of $13,067	(65,333)

Convertible Note, Net of Unamortized Discounts	$256,000

In accordance with Emerging Issues Task Force (“EITF”) 98-5, the Company recognized an imbedded beneficial conversion feature present in this note. The Company measured an aggregate of $94,400 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, and recognized it as Additional Paid-In Capital and a discount against the Convertible Note. This discount is being amortized as Interest Expense over the six month maturity period of the Convertible Note.

In accordance with EITF 00-27, the Company recognized the value attributable to the Warrants in the amount of $78,400 as Additional Paid-In Capital and a discount against the Convertible Note. The Company valued the Warrants using the Black-Scholes pricing model. Assumptions used in the calculation included the contractual term of the Warrants (five years) as the expected term, a risk free rate of 2.1% and a market price volatility factor of 100%. The debt discount attributable to these Warrants is being amortized as Interest Expense over the six month maturity period of the Convertible Note.

 (5)  Common Stock

On September 3, 2008, the Company issued 27,002,700 (post reverse stock split) shares of its common stock to two individuals who are Directors and officers for proceeds of $300.

The Company commenced a capital raising activity and submitted a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register and sell,in a self-directed offering, 18,001,800 (post reverse stock split) shares of newly issued common stock at an offering price of $0.0004 for total gross proceeds of up to $80,000. The Registration Statement on Form S-1 was filed with the SEC on December 16, 2008 and declared effective on January 13, 2009. The Company has issued 18,001,800 (post reverse stock split) shares of common stock pursuant to the Registration Statement on Form S-1 and received gross proceeds of $80,000. The Company incurred $20,000 of offering costs related to this capital raising activity.

On April 19, 2010, the Company implemented a 1 for 11.11 reverse stock split on its issued and outstanding shares of common stock to the holders of record as of April 19, 2010. After the reverse split, the number of shares of common stock issued and outstanding were 45,004,500 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect the effect of this reverse stock split.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2010 and 2009, was as follows (assuming a 23% effective tax rate):

	2010	2009
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$9,858	$4,990
Change in valuation allowance	(9,858)	(4,990)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2010 and December 31, 2009, as follows:

	2010	2009
Loss carryforwards	$22,021	$12,163
Less - Valuation allowance	(22,021)	(12,163)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended June 30, 2010 and December 31, 2009, because, in management’s opinion, it can not be reasonably determined that future taxable income will be sufficient to utilize these losses during the carryforward periods.

As of June 30, 2010, the Company had approximately $75,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and which will expire by the year 2030.

(7)  Related Party Transactions

As described in Note 5, on September 3, 2008, the Company issued 27,002,700 (post reverse stock split) shares of its common stock to two individuals who are directors and officers for proceeds of $300.

(8)  Commitments

On November 10, 2008, the Company entered into a Transfer Agent and Registrar Agreement with Nevada Agency and Trust Company (“NATCO”).  NATCO will act as the Company’s transfer agent and registrar.  Under the Agreement, the Company agreed to pay to NATCO initial fees amounting to $1,800 plus future transaction fees as incurred.

(9)  Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank with account balances below the FDIC maximum insurable amount of $250,000 per institution. Management believes that the financial institution that holds the Company’s investments is financially sound. Accordingly, minimal credit risk exists with respect to these investments.

(10) Business Combination and Related Loans

On March 16, 2010, the Company entered into a Purchase Agreement, dated March 12, 2010 with Consumer Products Services LLC whereby the Company agreed to purchase all of the membership interests of Consumer Products Services LLC subject to certain terms and conditions including, but not limited to, the raising of a minimum of $3,000,000 by the Company. The consideration for the purchase will be the issuance of 27,002,700 post reverse shares of restricted common stock of the Company (see Note 11).

In anticipation of the acquisition closing, the Company received several loans totaling $850,000, issued a convertible note to one investor for $400,000 and loaned $1,165,175 to Consumer Products Services LLC through June 30, 2010, the Balance Sheet date. The loans are unsecured, non-interest bearing and payable on demand. The convertible note is payable subject to various terms and conditions as more fully described in Note 4.

(11) Subsequent Events

On July 30, 2010 the Company received net proceeds of $240,000 related to a bridge loan with a face amount of $250,000 after considering an upfront 4% discount, or $10,000, charged by the lender. This loan is due in 30 days, is unsecured and accrues interest at 18% per annum payable together with the principal sum of $250,000 at maturity.

On August 2, 2010, the Company issued 27,002,700 shares of restricted common stock in exchange for all of the membership interests of Consumer Products Services, LLC.

On August 17, 2010 the Company received an additional loan of $200,000, which is unsecured, non-interest bearing and payable on demand.

On August 17, 2010, the Company issued a convertible note to an investor for $200,000. The note has a six month term and accrues interest at 8% per annum. After 90 days the holder convert the note, in whole or in part, plus any accrued interest into shares of restricted common stock at the greater of $.25 or 50% of the average closing bid price for the ten trading days ending five days before the conversion date. A warrant was also issued to this investor to purchase up to 400,000 restricted common shares, with “piggy back” registration rights at a price of $.30 per shares for a period of five years from the date of issuance.

The Company has advanced an additional $640,000 to Consumer Product Services, LLC from June 30, 2010, the Balance Sheet date, through August 20, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us” or “Consumer Products Services LLC , unless the context otherwise indicates .

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

Corporate Background

We were incorporated in Delaware on September 2, 2008 and are a development stage company. Our principal offices are located at 10 Grand Boulevard, Deer Park NY 11729. Our telephone number is 631-492-2500. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. Our fiscal year end is December 31st.

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

On March 16, 2009, 2010, the Company entered into a Purchase Agreement, dated March 12, 2010 with Consumer Products Services LLC whereby the Registrant agreed to purchase all of the membership interests of Consumer Products Services LLC subject to certain terms and conditions including, but not limited to, the raising of a minimum of $3,000,000 by the Company The consideration for the purchase is the issuance of 27,002,700 post reverse shares of common stock of the Registrant. On August 2, 2010, the Company issued 27,002,700 shares of restricted common stock in exchange for all of the membership interests of Consumer Products Services, LLC.

In late March 2010, Messrs. Darren A. Krantz, Kevin O’Boyle and Richard Hamilton were elected by the majority of shares entitled to vote to the GLOBAL Board of Directors and naming Darren A. Krantz as Chairman and CEO of Global.

The Company has filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to amend the name of the corporation to Consumer Products Services Group, Inc. as well as amending the capital structure as is more fully described under Item 8.01 below.

Consumer Product Services, LLC (“CPS”) is engaged in “Reverse Supply Chain Services” including, remanufacturing, return center services, reprocessing, repairing and recycling of durable consumer products. For over two decades the management team at CPS has been servicing some of the world's leading consumer product manufacturers.

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

CPS has positioned itself as a returned product management and remanufacturing company, offering the following services to consumer product manufacturers thru out North America:

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
•           Remanufacturing Services
•           Warranty Repair Services
•           Recycling Services
•           Warehousing & Distribution of Remanufactured Products
•           Re-marketing Services
•           Supply Chain Consulting

CPS’s rigorous proprietary remanufacturing; reprocessing and recycling processes are utilized on all our customers' products by many of our factory trained technicians followed by a strict schedule of final inspections and testing with quality levels set to exceed manufacturers' specifications, consistently producing products often “compare to new.” The facilities and remanufacturing procedures exceed the stringent standard for both the US and Canadian listing and approval requirements.

CPS employs factory trained engineers, technicians, machinists, assemblers, material handlers and warehousing personnel, as well as a full staff of product design, mechanical and electrical engineers who manage and operate the engineering and quality assurance departments.

Results of Operations for the three months ended June 30, 2010 and June 30, 2009

We had no revenues during either the three months ended June 30, 2010 or the three months ended June 30, 2009. General administrative expenses were $11,265 during the three months ended June 30, 2010 compared to $19,065 during the three months ended June 30, 2009.  This decrease was primarily due to a drop in professional fees. We incurred a net loss of $ 41,798 during the three months ended June 30, 2010 compared to a net loss of $17,618 during the three months ended June 30, 2009. The increase in the loss was primarily due to the amortization of convertible note discounts during the current quarter.

Results of Operations for the six months ended June 30, 2010 and June 30, 2009

We had no revenues during either the six months ended June 30, 2010 or the six months ended June 30, 2009. General administrative expenses were $39,915 during the six months ended June 30, 2010 compared to $23,141 during the six months ended June 30, 2009.  This increase was primarily due to the one time impairment loss for the write down of the patent offset by a decrease of professional fees. We incurred a net loss of $ 71,660 during the six months ended June 30, 2010 compared to a net loss of $21,694 during the six months ended June 30, 2009.
The increase in the loss was primarily due to the amortization of convertible note discounts and the one time impairment loss for the write down of the patent.

Liquidity and Capital Resources

The Company currently has no liquidity and its capital resources are minimal. The focus over the past six months has been on raising the financing required pursuant to the acquisition agreement with CPS. The Company is currently in the process of raising additional equity through a private placement under a formal investment banking agreement. It is anticipated that equity raised in the near term will be sufficient to meet its obligations pursuant to the acquisition agreement with CPS as well as its working capital needs for the next twelve months.

Going Concern

The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2010, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we do not have any financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of ours assets.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A small business reporting company is not required to report

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 16, 2010 the majority of shares entitled vote approved the amending the name of the corporation to Consumer Products Services Group, Inc. and to effectuate a reverse split of the shares of Common Stock of the Corporation ELEVEN point ELEVEN (11.11) old shares of common stock for ONE (1) new share of common stock of the Corporation and to increase the capitalization of the Corporation as contained in the Certificate of Incorporation and to file a Certificate of Amendment to the Certificate of Incorporation, amending the capital structure of the Corporation to 1,050,000,000 (One Billion Fifty Million), consisting of 1,000,000,000 (One Billion) shares of common stock, par value of $0.0001 and 50,000,000 (Fifty Million) shares of preferred stock, par value of $0.0001 per shares.  The changes were effective April 16, 2010, and the trading symbol was changed to “CPSV.”

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on August 23, 2010.

Consumer Products Services Group, Inc.

Date: August 23, 2010	By:	/s/ Darren A. Krantz
Darren A. Krantz, Chief Executive Officer

Date: August 23, 2010	By:	/s/ Kevin O’Boyle
Kevin O’Boyle
Chief Financial Officer