Form 10-Q
period 2010-09-30
Consumer Products Services Group, Inc
filed 2010-11-30
CIK 1450074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares of common stock of the issuer outstanding as of November 22, 2010 was 45,004,500 shares of common stock.

TABLE OF CONTENTS

CONSUMER PRODUCTS SERVICES GROUP, INC.

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

CONSUMER PRODUCTS SERVICES GROUP, INC. and SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Consumer Products Services Group, Inc.

We have reviewed the accompanying balance sheet of Consumer Products Services Group, Inc. and subsidiary as of September 30, 2010, and the related statements of operations and cash flows for the three-month and nine month periods ended September 30, 2010. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Management has informed us that the comparative balance sheet was not audited as of the date of our review and may change. Additionally, the form 8k regarding the reverse merger was not filed timely. The effect of these items on the accompanying financial statements is not determinable at this time. The statements do not include all of the disclosures that are required in conformity with accounting principles generally accepted in the United States of America.

Based on our review, with the exception of the matters described in the preceding paragraph, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,
Weinberg & Baer LLC
Baltimore, Maryland
November 29, 2010

 CONSUMER PRODUCTS SERVICES GROUP INC. and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$4,889	$1,592
Accounts receivable, net	450,192	531,309
Inventory	426,148	488,158
Other current assets	20,000	-
Total current assets	901,229	1,021,059

Fixed assets, net of accumulated depreciation	951,322	1,082,826

Other Assets:
Security Deposits	96,324	140,144
Other Assets	7,263	-
Total other assets	103,587	140,144

Total Assets	$1,956,138	$2,244,029

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$2,091,728	$1,592,434
Loan payable	2,272,408	2,462,408
Notes payable	1,325,183	547,412
Convertible notes payable, net of unamortized discounts	448,400	-
Current portion of capital leases	107,615	107,615
Due to offier	-	32,772
Payroll taxes payable	97,015	23,197
Total current liabilities	6,342,349	4,765,838

Capital leases	135,047	186,658
Total liabilities	6,477,396	4,952,496

Commitments and Contingencies

Stockholders' Equity(Deficit):
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $.0001 per share, 1,000,000,000 shares authorized; 45,004,500 shares issued and outstanding	4,500
Additional paid-in capital	736,727	383,354
Accumulated (deficit)	(5,262,485)	(3,091,821)

Total stockholders' equity(deficit)	(4,521,258)	(2,708,467)

Total Liabilities and Stockholders' Equity(Deficit)	$1,956,138	$2,244,029

The accompanying notes are an integral part of these financial statements.

CONSUMER PRODUCTS SERVICES GROUP, INC. and SUBSIDIARY
 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Sales	$1,108,751	$1,591,839	$3,399,887	$5,128,815

Cost of Sales	1,259,779	2,109,501	3,452,615	5,824,547

Gross Profit (Loss)	(151,028)	(517,662)	(52,728)	(695,732)

General and Administrative Expenses	481,747	340,647	1,505,141	1,038,834

Income (Loss) from Operations	(632,775)	(858,309)	(1,557,869)	(1,734,566)

Other Income (Expense)
Interest Expense	(295,061)	(28,851)	(412,367)	(80,144)
Deferred Acquisition Costs	(65,000)	-	(65,000)	-

Net (Loss)	$(992,836)	$(887,160)	$(2,035,236)	$(1,814,710)

(Loss) Per Common Share:
Basic and Fully Diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	45,004,500	45,004,500	45,004,500	38,476,373

The accompanying notes to an integral part of these statements.

CONSUMER PRODUCTS SERVICES GROUP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
 (Unaudited)

	September 30,	September 30,
	2010	2009

Operating Activities:
Net (loss)	$(2,035,236)	$(1,814,710)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	140,456	140,456
Write-off of convertible note discounts	70,845	-
Changes in operating assets and liabilities;
Accounts receivable	81,117	(100,169)
Inventory	62,010	(72,061)
Other current assets	(20,000)	(42,402)
Security deposits	43,820	48,125
Other assets	(7,263)	-
Accounts payable and accrued expenses	499,294	(51,378)
Payroll taxes payable	73,818	(69,394)

Net Cash (Used) in Operating Activities	(1,091,139)	(1,961,533)

Investing Activities:
Purchases of fixed assets	(8,952)	(176,456)

Net Cash (Used) by Investing Activities	(8,952)	(176,456)

Financing Activities:
Conversion of trade debt to term loan	-	2,102,041
Repayment of loan payable	(190,000)
Payments related to capital leases	(51,611)	(59,506)
Proceeds from convertible notes payable	600,000
Proceeds from notes payable, net of repayments	777,771	94,380
Repayment of amounts due to officer	(32,772)	(9,764)

Net Cash Provided by Financing Activities	1,103,388	2,127,151

Net (Decrease) Increase in Cash	3,297	(10,838)
Cash - Beginning of Period	1,592	12,439

Cash - End of Period	$4,889	$1,601

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities:
Beneficial conversion feature related to convertible note	$143,733	$-
Value of warrants related to convertible notes	$154,400	$-

The accompanying notes are an integral part of these financial statements.

CONSUMER PRODUCTS SERVICES GROUP, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

(1)  Reorganization and Basis of Presentation

Consumer Products Services Group Inc. formerly Global Dynamics Corp. (the “Company”) was incorporated under the laws of the State of Delaware on September 2, 2008.

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

On March 16, 2010, the Company entered into a Purchase Agreement, dated March 12, 2010 with Consumer Products Services, LLC whereby the Company agreed to purchase all of the membership interests of Consumer Products Services LLC subject to certain terms and conditions including, but not limited to, the raising of a minimum of $3,000,000 by the Company. On August 2, 2010, the Company redeemed, cancelled and reissued 27,002,700 shares of restricted common stock in exchange for all of the membership interests of Consumer Products Services, LLC. For accounting purposes, the acquisition has been treated as an acquisition of Consumer Products Services Group, Inc. by Consumer Product Services, LLC and a recapitalization of Consumer Product Services, LLC. Accordingly, the historical financial statements prior to August 2, 2010 are those of Consumer Product Services, LLC.

Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company as of September 30, 2010, and for the nine month period then ended are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010, and the results of its operations and its cash flows for the nine months then ended. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009 for additional information, including significant accounting policies.

 (2) Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant losses through September 30, 2010 and has an accumulated deficit of approximately $5,200,000 as of September 30, 2010. Furthermore, as of September 30, 2010, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CONSUMER PRODUCTS SERVICES GROUP, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

(3)  Convertible Notes Payable

On June 1, 2010, the Company issued a convertible note to an investor for $400,000. The note has a six month term and accrues interest at 8% per annum. However, the note is payable upon the closing of any offering, including the sale of securities or any debt or convertible offering, from which the Company shall have raised the gross amount of $4,000,000 prior to the maturity date.  After 90 days the holder has the right to convert the note, in whole or in part, plus accrued interest into shares of restricted common stock at the greater of $.25 or 50% of the average closing bid price for the ten trading days ending five days before the conversion date. Pursuant to a separate written escrow agreement, a stockholder, who is also the Chairman and CEO of the Company, has pledged 6,000,000 restricted common shares as additional collateral for the benefit of the note holder. A warrant was also issued to this investor to purchase up to 400,000 restricted common shares, with “piggy back” registration rights, at a price of $.25 per shares, or net issuance in lieu of cash, for a period of five years from the date of issuance. In addition, the holder may, no later than 45 days after the completion of a capital raise with gross proceeds of no less than $4,000,000, notify and demand the Company that the shares covered by this warrant be registered. The Company must use its best efforts to have the registration declared effective as soon as practicable prior to the 90th day following the demand date. All expenses incurred in connection with the registration shall be paid by the Company.

On August 17, 2010, the Company issued a convertible note to an investor for $200,000. The note has a six month term and accrues interest at 8% per annum. However, the note is payable upon the closing of any offering, including the sale of securities or any debt or convertible offering, from which the Company shall have raised the gross amount of $4,000,000 prior to the maturity date. After 90 days the holder has the right to convert the note, in whole or in part, plus accrued interest into shares of restricted common stock at the greater of $.25 or 50% of the average closing bid price for the ten trading days ending five days before the conversion date. A warrant was also issued to this investor to purchase up to 400,000 restricted common shares, with “piggy back” registration rights, at a price of $.30 per shares for a period of five years from the date of issuance. In addition, the holder may, no later than 45 days after the completion of a capital raise with gross proceeds of no less than $4,000,000, notify and demand the Company that the shares covered by this warrant be registered. The Company must use its best efforts to have the registration declared effective as soon as practicable prior to the 90th day following the demand date. All expenses incurred in connection with the registration shall be paid by the Company.

As of September 30, 2010, the Convertible Notes Payable consisted of;

Face Value of Convertible Notes	$600,000
Beneficial Conversion Feature, Net of accumulated amortization of $75,265	(68,468)
Value Attributable to Warrants Issued, Net of accumulated amortization of $71,268	(83,132)

Convertible Note, Net of Unamortized Discounts	$448,400

In accordance with Emerging Issues Task Force (“EITF”) 98-5, the Company recognized an imbedded beneficial conversion feature present in these notes. The Company measured an aggregate of $143,733 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, and recognized it as Additional Paid-In Capital and a discount against the Convertible Note. This discount is being amortized as Interest Expense over the six month maturity period of each Convertible Note.

CONSUMER PRODUCTS SERVICES GROUP, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

In accordance with EITF 00-27, the Company recognized the value attributable to the Warrants in the amount of $154,400 as Additional Paid-In Capital and a discount against the Convertible Note. The Company valued the Warrants using the Black-Scholes pricing model. Assumptions used in the calculation included the contractual term of the Warrants (five years) as the expected term, a risk free rate of 2.1% and a market price volatility factor of 100%. The debt discount attributable to these Warrants is being amortized as Interest Expense over the six month maturity period of each Convertible Note.

(4)  Notes Payable

Included in Notes Payable is a note dated July 30, 2010 where the Company received net proceeds of $240,000 with a face amount of $250,000 after considering an upfront 4% discount, or $10,000, charged by the lender. This loan was due in 7 days, is unsecured and accrues interest at 18% per annum payable together with the principal sum of $250,000 at maturity. This note was not repaid when demanded by the lender and, as such, is in default. As a result, and pursuant to the terms of the Promissory Note, the Company is required to pay a 10% late fee based on the total outstanding principal balance plus any unpaid interest. Additionally, interest reverts to a 24% per annum default rate until the note is repaid. The remaining notes included in Notes Payable are unsecured, non-interest bearing and are payable on demand.

(5)  Loan Payable

The Loan payable balance of $2,272,408 at September 30, 2010 was originally trade debt of Consumer Product Services, LLC that was converted to a term loan. This loan is in default and significantly reduced payments related to this loan are being made pursuant to a forbearance agreement, as amended. This loan is secured by default judgments against both the Company and CPS, as well as separate personal guarantees made by the CEO and a shareholder of the Company.

 (6)  Common Stock

On September 3, 2008, the Company issued 27,002,700 (post reverse stock split) shares of its common stock to two individuals who are Directors and officers for proceeds of $300. These shares were subsequently redeemed, cancelled and reissued in connection with the acquisition of Consumer product Services, LLC (See below).

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

On August 2, 2010, the Company redeemed, cancelled and reissued 27,002,700 shares of restricted common stock in exchange for all of the membership interests of Consumer Products Services, LLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us”, “Consumer Products Services LLC” or “CPS”, unless the context otherwise indicates.

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

Corporate Background

We were incorporated in Delaware on September 2, 2008. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. Our principal offices are located at 10 Grand Boulevard, Deer Park NY 11729. Our telephone number is 631-492-2500. Our fiscal year end is December 31st.

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

On March 16, 2009, 2010, the Company entered into a Purchase Agreement, dated March 12, 2010 with Consumer Products Services LLC whereby the Registrant agreed to purchase all of the membership interests of Consumer Products Services LLC subject to certain terms and conditions including, but not limited to, the raising of a minimum of $3,000,000 by the Company The consideration for the purchase is the issuance of 27,002,700 post reverse shares of common stock of the Registrant. On August 2, 2010, the Company redeemed, cancelled and reissued 27,002,700 shares of restricted common stock in exchange for all of the membership interests of Consumer Products Services, LLC.

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

Consumer Product Services, LLC (“CPS”) is engaged in “Reverse Supply Chain Services” including, transportation, remanufacturing, return center services, reprocessing, repairing and recycling of durable consumer products. For over two decades the management team at CPS has been servicing some of the world's leading consumer product manufacturers.

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

Results of Operations: For the three months ended September 30, 2010 vs. September 30, 2009

Sales for the three months ended September 30, 2010 were $1,108,751, a decreased of $483,088, or 30%, when compared to sales of $1,591,839 for the three months ended September 30, 2009. Cost of sales for the three months ended September 30, 2010 was $1,259,779, a decrease of $849,722, or 40%, when compared to cost of sales for the three months ended September 30, 2009 of $2,109,501. The result is a decrease in the gross loss of $366,634 when comparing the gross loss of $517,662 for the three months ended September 30, 2009 to the gross loss of $151,028 for the three months ended September 30, 2010.

General and administrative expenses increased $141,100, or 41%, when comparing the three months ended September 30, 2010 to the three months ended September 30, 2009 in the amount of $481,747 and $340,647, respectively. Interest expense increased as a direct result of amortizing convertible note discounts for the three months ended September 30, 2010.

Results of Operations: For the nine months ended September 30, 2010 vs. September 30, 2009

Sales for the nine months ended September 30, 2010 were $3,399,887, a decreased of $1,728,928, or 34%, when compared to sales of $5,128,815 for the nine months ended September 30, 2009. Cost of sales for the nine months ended September 30, 2010 was $3,452,615, a decrease of $2,371,932, or 41%, when compared to cost of sales for the nine months ended September 30, 2009 of $5,824,547. The result is a decrease in the gross loss of $643,004 when comparing the gross loss of $695,732 for the nine months ended September 30, 2009 to the gross loss of $52,728 for the nine months ended September 30, 2010.

General and administrative expenses increased $466,307, or 45%, when comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009 in the amount of $1,505,141 and $1,038,34, respectively. Interest expense increased as a direct result of amortizing convertible note discounts as well as the increased cost of financing accounts receivable for the nine months ended September 30, 2010.

Summary Analysis: For the three and nine months ended September 30, 2010 and 2009

The decrease in sales and overall improvement in operations is the direct result of changing the business model from “purchase and sale of inventory with transportation” to a “fee for remanufacturing and related services”, which resulted in lower cost of sales and increased margins. The negative gross profit for the three and nine months ended September 30, 2010 results because sales levels are below maximum capacity in relation to the direct fixed facility costs at each location, as well as the management of direct labor costs. The negative gross profit for the three and nine months ended September 30, 2009 results from having to liquidate inventories at reduced margins as well as a historically low margin for transportation services.

The increase in general and administrative expenses for both the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 was the direct result of contractual requirements to expand operations to five separate facilities and the general overhead costs related thereto.

Liquidity and Capital Resources:

The Company currently has no liquidity and its capital resources are minimal. Additionally, sales have been below the level required for CPS to generate cash flow above the breakeven point. The focus over the past nine months has been on raising debt and equity financing for CPS so it can expand operations and fully execute on the contracts for remanufacturing. The Company is currently in the process of raising additional equity financing through a private placement under a formal investment banking agreement. It is anticipated that equity funding raised in the near term, if successful, will be sufficient to meet its obligations and its working capital needs for the next twelve months as well as increase sales beyond the level necessary to generate breakeven cash flow.

Going Concern:

CPS has incurred significant losses in prior years and had a net loss of approximately $2,000,000 for the nine months ended September 30, 2010. As of September 30, 2010, CPS had an accumulated deficit of approximately $5,200,000 and the cash resources were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we do not have any financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of ours assets, except for default judgments against both the Company and CPS as collateral for a lender’s loan and forbearance agreement, as amended, for trade debt of CPS that was converted to a term loan with a current balance of approximately $2,300,000.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on November 29, 2010.

Consumer Products Services Group, Inc.

Date: November 29, 2010	By:	/s/ Darren A. Krantz
Darren A. Krantz, Chief Executive Officer

Date: November 29, 2010	By:	/s/ Kevin O’Boyle
Kevin O’Boyle
Chief Financial Officer